Form 10-Q
period 1998-05-03
VLASIC FOODS INTERNATIONAL INC
filed 1998-06-16
CIK 1056312

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     FOR THE QUARTERLY PERIOD ENDED                COMMISSION FILE NUMBER
            MAY 3, 1998                                   1-13933

                       [VLASIC FOODS INTERNATIONAL LOGO]

            NEW JERSEY                                   52-2067518
      STATE OF INCORPORATION                  I.R.S. EMPLOYER IDENTIFICATION NO.


                                  VLASIC PLAZA
                              SIX EXECUTIVE CAMPUS
                       CHERRY HILL, NEW JERSEY 08002-4112

                         TELEPHONE NUMBER: 609-969-7100


         INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.


                                 YES [X] NO [ ]

THERE WERE 45,455,146 SHARES OF COMMON STOCK OUTSTANDING AS OF JUNE 1, 1998.

                         VLASIC FOODS INTERNATIONAL INC.
                                      INDEX


                                                                                    Page No.
Part I.  Financial Information
Consolidated Statements of Earnings (unaudited) for the
three and nine month periods ended May 3, 1998 and
April 27, 1997                                                                          2

Consolidated Balance Sheets as of May 3, 1998 (unaudited)
and August 3, 1997 (audited)                                                            3

Consolidated Statements of Cash Flows (unaudited) for the nine
month periods ended May 3, 1998 and April 27, 1997                                      4

Consolidated Statements of Shareowners' Equity (unaudited)
for the nine month periods ended May 3, 1998 and April 27, 1997                         5

Notes to Consolidated Financial Statements (unaudited)                                  6

Pro Forma Condensed Consolidated Financial Information (unaudited)                     10

Management's Discussion and Analysis of Results of
Operations and Financial Condition                                                     12

Part II.  Other Information

Legal Proceedings                                                                      20

Other Information                                                                      20

Exhibits and Reports on Form 8-K                                                       21

                         VLASIC FOODS INTERNATIONAL INC.

                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                   THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                              ---------------------------        ------------------------------
                                                                May 3,          April 27,          May 3,            April 27,
                                                                1998              1997              1998               1997
                                                              ---------         ---------        -----------        ----------
Net sales (including to related parties of $39,997 and
         $34,866 in the third quarters and $123,629 and
         $118,697 in the nine month periods)                  $ 320,694         $ 357,152        $ 1,043,863        $1,107,328
                                                              ---------         ---------        -----------        ----------
Costs and expenses
        Cost of products sold                                   231,457           248,967            750,681           779,963
        Marketing and selling expenses                           55,947            67,606            170,768           195,405
        Administrative expenses                                  17,315            13,004             46,047            40,331
        Research and development expenses                         1,895             2,211              5,843             6,136
        Other (income) expense                                     (123)              382               (214)            4,344
        Restructuring charges                                    28,050              --               28,050            12,634
                                                              ---------         ---------        -----------        ----------
           Total costs and expenses                             334,541           332,170          1,001,175         1,038,813
                                                              ---------         ---------        -----------        ----------

Earnings (loss) before interest and taxes                       (13,847)           24,982             42,688            68,515
        Interest expense                                          3,374               320              4,285             1,221
        Interest income                                             171                54                316               384
                                                              ---------         ---------        -----------        ----------
Earnings (loss) before taxes                                    (17,050)           24,716             38,719            67,678
Taxes on earnings                                                  (452)            8,156             20,406            21,603
                                                              ---------         ---------        -----------        ----------
Earnings (loss) before cumulative effect of                     (16,598)           16,560             18,313            46,075
        accounting change
Cumulative effect of accounting change                             --                --                 (600)             --
                                                              ---------         ---------        -----------        ----------
Net earnings (loss)                                           $ (16,598)        $  16,560        $    17,713        $   46,075
                                                              =========         =========        ===========        ==========

Earnings per share - historical
        Per share - basic
        Earnings (loss) before cumulative effect
           of accounting change                               $   (0.37)                         $      0.40
        Cumulative effect of accounting change                     --                            $     (0.01)
        Net earnings (loss)                                   $   (0.37)                         $      0.39

        Weighted average shares outstanding - basic              45,455                               45,455

        Per share - assuming dilution
        Earnings (loss) before cumulative effect
           of accounting change                               $   (0.37)                         $      0.40
        Cumulative effect of accounting change                     --                            $     (0.01)
        Net earnings (loss)                                   $   (0.37)                         $      0.39

        Weighted average shares outstanding
           - assuming dilution                                   45,455 *                             46,001

Pro Forma Earnings Per Share:**
        Per share - basic                                     $   (0.46)        $    0.21        $      0.01        $     0.56

        Per share - assuming dilution                         $   (0.46)*       $    0.21        $      0.01        $     0.55



* Excludes potentially dilutive shares as the result would be antidilutive.

** PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION appears on pages 10 and 11.

See Pro Forma Condensed Consolidated Statements of Earnings and Notes to Consolidated Financial Statements.

                        VLASIC FOODS INTERNATIONAL INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                      May 3,           August 3,
                                                                       1998              1997
                                                                   --------------   -------------
                                                                    (unaudited)         (audited)
Current assets
       Cash and cash equivalents                                     $  13,551        $   9,409
       Accounts receivable                                             146,996          109,676
       Inventories                                                     172,508          163,852
       Other current assets                                             13,377           12,339
                                                                     ---------        ---------
             Total current assets                                      346,432          295,276
                                                                     ---------        ---------

       Plant assets, net                                               511,832          515,646
       Other assets, principally intangible assets, net                 91,638           84,186
                                                                     ---------        ---------
             Total assets                                            $ 949,902        $ 895,108
                                                                     =========        =========


Current liabilities
       Notes payable                                                 $  16,425        $     191
       Payable to suppliers and others                                 105,315          123,101
       Amounts due Campbell at Spin-off, payable May 13, 1998           75,438             --
       Accrued liabilities                                              74,748           88,914
                                                                     ---------        ---------
             Total current liabilities                                 271,926          212,206
                                                                     ---------        ---------

Long-term debt                                                         487,290            2,252
Deferred income taxes                                                   13,154           36,815
Other liabilities                                                       44,611           11,537
                                                                     ---------        ---------
             Total liabilities                                         816,981          262,810
                                                                     ---------        ---------

Shareowners' equity
       Preferred stock, no par value, authorized 4,000 shares;            --               --
             none issued
       Common stock; no par value; authorized 56,000 shares;
             issued 45,455 shares                                      136,954             --
       Campbell net investment                                            --            633,168
       Retained earnings                                                (1,003)            --
       Cumulative translation adjustments                               (3,030)            (870)
                                                                     ---------        ---------
             Total shareowners' equity                                 132,921          632,298
                                                                     ---------        ---------
Total liabilities and shareowners' equity                            $ 949,902        $ 895,108
                                                                     =========        =========

See Notes to Consolidated Financial Statements

                         VLASIC FOODS INTERNATIONAL INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                                  NINE MONTHS ENDED
                                                                                              ------------------------
                                                                                               May 3,         April 27,
                                                                                                1998            1997
                                                                                              --------        --------
Cash flows from operating activities:
      Net earnings                                                                            $ 17,713        $ 46,075
      Non-cash charges to net earnings
          Cumulative effect of accounting change                                                   600            --
          Restructuring charges                                                                 28,050          12,634
          Depreciation and amortization                                                         34,701          30,707
          Deferred income taxes                                                                 (2,383)          3,028
          Deferred compensation                                                                  1,125           2,422
      Changes in working capital
          Accounts receivable                                                                  (36,209)        (27,878)
          Inventories                                                                           (7,273)          4,226
          Other current assets and liabilities                                                 (62,012)        (34,788)
                                                                                              --------        --------
              Net cash (used in) provided by operating activities                              (25,688)         36,426
                                                                                              --------        --------

Cash flows from investing activities:
      Purchases of plant assets                                                                (39,489)        (50,788)
      Sales of plant assets                                                                      5,085           1,968
      Business acquired                                                                         (6,350)           --
      Other, net                                                                                   465             233
                                                                                              --------        --------
              Net cash used in investing activities                                            (40,289)        (48,587)
                                                                                              --------        --------

Cash flows from financing activities:
      Long-term borrowings                                                                      10,000            --
      Repayment of long-term borrowings                                                        (25,000)         (1,027)
      Short-term borrowings (repayments)                                                        16,199             (52)
      Transactions with Campbell                                                                68,938          19,045
                                                                                              --------        --------
              Net cash provided by financing activities                                         70,137          17,966
                                                                                              --------        --------

      Effect of exchange rate changes on cash                                                      (18)             60
                                                                                              --------        --------
              Net change in cash and cash equivalents                                            4,142           5,865

Cash and cash equivalents - beginning of period                                                  9,409           5,553
                                                                                              --------        --------
Cash and cash equivalents - end of period                                                     $ 13,551        $ 11,418
                                                                                              ========        ========

See Notes to Consolidated Financial Statements

                         VLASIC FOODS INTERNATIONAL INC.

           CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY (UNAUDITED)
                                 (IN THOUSANDS)

                                                     Issued
                                                  Common Stock                        Campbell     Cumulative      Total
                                              --------------------    Accumulated       Net        Translation  Shareowners'
                                               Shares      Amount       Deficit      Investment    Adjustment      Equity
                                              -------    ---------      -------      ----------    ----------    ---------
Balance at July 28, 1996                                                              $ 659,057      $   809      $ 659,866
Net earnings                                                                             11,418                      11,418
Translation adjustments                                                                                1,917          1,917
Net transactions with Campbell                                                           53,702                      53,702
                                                                                      ---------      -------      ---------
Balance at April 27, 1997                                                             $ 724,177      $ 2,726      $ 726,903
                                                                                      =========      =======      =========

Balance at August 3, 1997                                                             $ 633,168      $  (870)     $ 632,298
Net earnings prior to spin-off                                                           18,716                      18,716
Net transactions with Campbell as of
    the spin-off date:
    Assumption of debt, pension and
       postretirement obligations                                                      (514,930)                   (514,930)
       and net deferred tax liabilities*
    Contribution to capital of remaining
    Campbell net investment                               $ 136,954                    (136,954)
Issuance of shares of common stock, no
    par value, in connection
    with the spin-off                         45,455
Net loss after the spin-off                                              $(1,003)                                    (1,003)
Translation adjustments                                                                               (2,160)        (2,160)
                                             -------      ---------      -------      ---------      -------      ---------
Balance at May 3, 1998                        45,455      $ 136,954      $(1,003)     $    -         $(3,030)     $ 132,921
                                             =======      =========      =======      =========      =======      =========


*   Noncash transaction
See Notes to Consolidated Financial Statements

                         VLASIC FOODS INTERNATIONAL INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)


NOTE 1 - ADJUSTMENTS

The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the historical results for the indicated periods. Except for the Cumulative Effect of Change in Accounting Principle discussed in Note 10, all such adjustments are of a normal recurring nature.

NOTE 2 - VLASIC FOODS INTERNATIONAL INC. SPIN-OFF FROM CAMPBELL SOUP COMPANY

On March 30, 1998, one share of Vlasic Foods International Inc. (the Company or Vlasic), no par value common stock, was distributed to shareowners of Campbell Soup Company (Campbell) for every ten shares of Campbell capital stock held by such shareowners at the record date in a tax-free distribution (the Spin-off). At the time of distribution, the Company began operations as a separate publicly owned company.

NOTE 3 - EARNINGS PER SHARE

Earnings per share have been calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

Pro Forma Earnings Per Share assumes common shares outstanding of 45.455 million as of the Spin-off date were outstanding for the entire period. Weighted average shares outstanding assuming dilution reflects outstanding stock option grants during the periods. Historical earnings per share are not presented since Vlasic common stock was not part of the capital structure of Campbell for the periods presented.

NOTE 4 - LONG-TERM DEBT

As of the Spin-off, Vlasic assumed $500 million of borrowings outstanding under a five-year $750 million unsecured revolving credit facility. At May 3, 1998, $485 million was outstanding under the credit facility. The Company's policy is to classify borrowings under the revolving credit facility as long-term debt since the Company has the ability under its credit agreement, and the intent, to maintain these obligations for longer than one year. The credit facility contains restrictive covenants including certain financial ratios. As of May 3, 1998, the Company was in compliance with all covenants. As a result of accelerated and higher than anticipated transition charges and lower than anticipated projected earnings, it is expected that Vlasic will not be in compliance with the financial ratio requirements as of the fiscal year ending August 2, 1998 which could allow the banks to demand repayment of the debt. The Company is currently in discussion with its lenders to renegotiate the financial ratio requirements of the credit facility and is confident the agreement will be amended during the fourth quarter of fiscal 1998 so that the Company will be in compliance with amended financial ratio requirements, although no assurances can be given. Although the amended terms are expected to result in a higher interest rate, the Company does not believe they will have a material impact on its results of operations, financial position or cash flows.

NOTE 5 - RESTRUCTURING CHARGES

A special charge of $28,050 ($21,815 after tax) was recorded in the third quarter of 1998 to cover the costs of a restructuring program. The restructuring program was designed to improve operational efficiency by closing certain U.S. and European administrative offices and production facilities. The worldwide workforce will be reduced by approximately 425 administrative and operational positions.

The restructuring charge included approximately $11.6 million primarily related to severance and employee benefit costs which will be paid in cash. The balance of the restructuring charge, amounting to $16.5 million, related to non-cash charges for losses on the disposition of plant assets. A summary of the original reserves and activity through May 3, 1998 follows:

                                              Loss on           Severance
                                               Asset               and
                                            Disposition         Benefits              Other               Total
                                            -----------         --------              -----               -----
Original reserve                              $16,500             $8,200               $3,350              $28,050
Third quarter fiscal 1998 activity                                  (500)                (201)                (701)
                                              -------             ------               ------              -------
Balance at May 3, 1998                        $16,500             $7,700               $3,149              $27,349
                                              =======             ======               ======              =======



A special charge of $12,634 ($7,757 after tax) was recorded in the first quarter of 1997 to cover the costs of a restructuring program. The restructuring program was designed to improve operational efficiency by closing various pickle facilities and reducing approximately 50 administrative and operational positions from the worldwide workforce.

The 1997 restructuring charge included approximately $4,643 in cash charges primarily related to severance and employee benefit costs. The balance of the restructuring charge, amounting to $7,991, related to non-cash charges for losses on the disposition of plant assets. The program was completed during the first quarter of fiscal 1998.

NOTE 6 - SEGMENT INFORMATION

Vlasic groups its businesses in three operating segments: frozen foods, grocery products and agricultural products. These operating segments are managed as strategic units due to their distinct manufacturing processes, marketing strategies and distribution channels. The FROZEN FOODS SEGMENT consists of Swanson frozen foods in the U.S. and Canada and Freshbake frozen foods in the U.K. The GROCERY PRODUCTS SEGMENT includes Vlasic retail and foodservice pickles and condiments in the U.S., Open Pit barbecue sauce in the U.S., SonA and Rowats pickles, canned beans and vegetables in the U.K., Kattus gourmet foods distribution in Germany and Swift canned meat pates and other grocery products in Argentina. The AGRICULTURAL PRODUCTS SEGMENT includes the U.S. fresh mushroom business, chilled and frozen beef, frozen cooked beef and canned corned beef exported from Argentina and contract manufacturing of frozen foodservice product for Campbell's Foodservice in the U.S.

                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                  -------------------------   ------------------------------
                                                    May 3,        April 27,        May 3,          April 27,
                                                     1998           1997           1998              1997
                                                  ---------      ---------      -----------      -----------
Net Sales

        Frozen Foods                              $ 117,024      $ 147,133      $   436,617      $   466,322
        Grocery Products                            118,098        127,327          342,381          377,461
        Agricultural Products                        86,951         85,159          272,431          271,305
        Eliminations                                 (1,379)        (2,467)          (7,566)          (7,760)
                                                  ---------      ---------      -----------      -----------
            TOTAL                                 $ 320,694      $ 357,152      $ 1,043,863      $ 1,107,328
                                                  =========      =========      ===========      ===========

Earnings (loss) before interest and taxes (a)

        Frozen Foods                              $  (3,887)     $   8,644      $    34,251      $    35,774
        Grocery Products                             (6,208)        15,639           12,879           27,761
        Agricultural Products                        (3,752)           699           (4,442)           4,980
                                                  ---------      ---------      -----------      -----------
            TOTAL                                 $ (13,847)     $  24,982      $    42,688      $    68,515
                                                  =========      =========      ===========      ===========


                                            May 3,       August 3,
                                             1998          1997
                                          ----------    ----------
Total Assets

        Frozen Foods                      $ 289,462     $ 259,132
        Grocery Products                    356,500       369,922
        Agricultural Products               303,940       266,054
                                          ----------    ----------

            TOTAL                         $ 949,902     $ 895,108
                                          ==========    ==========



(a) Contributions to earnings by segment include the effects of the third quarter fiscal 1998 and first quarter fiscal 1997 restructuring charges as follows:

                              Fiscal        Fiscal
                               1998          1997
                            ----------    ----------
Frozen Foods                 $ 9,700        $ 2,697
Grocery Products              17,950          9,937
Agricultural Products            400           --
                             -------        -------
                             $28,050        $12,634
                             -------        -------


NOTE 7 - INVENTORIES

                                                May 3,           August 3,
                                                 1998              1997
                                              ---------         ---------

Raw materials, containers and supplies        $  68,315         $  54,828
Finished products                               118,862           129,088
                                              ---------         ---------
                                                187,177           183,916
Less:  Adjustments to LIFO basis                (14,669)          (20,064)
                                              ---------         ---------
            TOTAL                             $ 172,508         $ 163,852
                                              =========         =========

NOTE 8 - PAYABLES TO SUPPLIERS AND OTHERS

                              May 3,        August 3,
                              1998            1997
                            --------        --------
Trade payables              $ 73,921        $ 95,684
Payables to Campbell          31,394            --
Book overdrafts                 --            27,417
                            --------        --------
         TOTAL              $105,315        $123,101
                            ========        ========


Book overdrafts represent outstanding checks in excess of funds on deposit. As of May 3, 1998, book overdrafts of $6,012 were reclassified against cash and cash equivalents as the right of offset existed. On a temporary transition basis, Campbell pays certain bills for Vlasic and is subsequently reimbursed by Vlasic. The $31,394 payable to Campbell represents payments made by Campbell during April 1998.

NOTE 9 - ACQUISITION

During the second quarter of fiscal 1998, Vlasic acquired the SAFRA trademark and certain equipment for the canned spreadable meats business in Argentina for $6,350. The acquisition was accounted for as a purchase transaction and operations are included in the financial statements from the date of acquisition. The trademark will be amortized over the period of expected benefit
- 40 years. Pro forma financial information would not have a material effect on Vlasic's net sales or net earnings in 1998. The allocation of the purchase price to assets acquired and liabilities assumed was based upon fair value estimates as follows:

                  Fixed Assets                            $  500
                  Intangibles (trademark)                  5,850
                                                          ------
                           TOTAL                          $6,350
                                                          ======

NOTE 10 - CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

In the second quarter of fiscal 1998, the company adopted the provisions of the Emerging Issues Task Force (EITF) consensus resulting on Issue 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation." The EITF, a sub-committee of the Financial Accounting Standards Board, reached a consensus that costs of business process reengineering activities that are part of a systems development project are to be expensed as incurred. Furthermore, the consensus ruling stipulates that the unamortized balance of such previously capitalized business process reengineering costs are to be written off as a cumulative effect of accounting change as of the beginning of the quarter which includes November 20, 1997. The company previously capitalized certain consulting costs related to the purchase and implementation of software for internal use. The cumulative effect of this change in accounting principle is $600, net of an income tax benefit of approximately $370.

                         VLASIC FOODS INTERNATIONAL INC.
             PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  (UNAUDITED)


         The Pro Forma Condensed Consolidated Statements of Earnings for the three and nine months ended May 3, 1998 and April 27, 1997 present the consolidated results of operations of Vlasic assuming that the Spin-off transactions had been completed as of the beginning of fiscal 1997. In the opinion of management, they include all material adjustments necessary to reflect, on a pro forma basis, the impact of the Spin-off on Vlasic's historical financial information.

         The historical financial statements of Vlasic reflect periods during which Vlasic did not operate as a separate, independent company; certain estimates, assumptions and allocations were made in preparing such financial statements. Therefore, such historical financial statements do not necessarily reflect the results of operations that would have existed had Vlasic been a separate, independent company. A May 3, 1998 pro forma condensed consolidated balance sheet has not been presented, as the historical consolidated balance sheet of the Company as of May 3, 1998 reflects the effects of the Spin-off.

         The unaudited Pro Forma Condensed Consolidated Financial Information of Vlasic should be read in conjunction with the historical financial statements of Vlasic and the notes thereto. Actual results may have differed from pro forma results if Vlasic had operated independently from Campbell. Pro forma condensed consolidated financial information may not be indicative of results Vlasic would have had or of future results after the Spin-off.

                         VLASIC FOODS INTERNATIONAL INC.

       PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                   ----------------------------        ----------------------------
                                                     May 3,           April 27,           May 3,          April 27,
                                                     1998               1997              1998              1997
                                                   ---------         ----------        ----------        ----------
Net sales                                          $ 320,694         $  357,152        $1,043,863        $1,107,328
                                                   ---------         ----------        ----------        ----------

Costs and expenses
      Cost of products sold                          231,457            248,967           750,681           779,963
      Marketing and selling expenses                  55,947             67,606           170,768           195,405
      Administrative and other expenses               19,087             15,597            51,676            50,811
      Restructuring charges                           28,050               --              28,050            12,634
                                                   ---------         ----------        ----------        ----------
                                                     334,541            332,170         1,001,175         1,038,813
                                                   ---------         ----------        ----------        ----------
Pro Forma Earnings:
Earnings (loss) before interest and taxes            (13,847)            24,982            42,688            68,515
      Interest expense, net(1)                         9,204             10,100            29,524            30,300
                                                   ---------         ----------        ----------        ----------
Earnings (loss) before taxes                         (23,051)            14,882            13,164            38,215
Provision for income taxes                            (2,273)             5,200            12,778            12,837
                                                   ---------         ----------        ----------        ----------
Pro forma earnings (loss)                          $ (20,778)        $    9,682        $      386        $   25,378
                                                   =========         ==========        ==========        ==========

Pro Forma Earnings Per Share:(2)
Per share - basic                                  $   (0.46)        $     0.21        $     0.01        $     0.56

Weighted average shares outstanding - basic           45,455             45,455            45,455            45,455

Per share - assuming dilution                      $   (0.46)        $     0.21        $     0.01        $     0.55

Weighted average shares outstanding
      - assuming dilution(3)                        45,455 *             45,901            46,001            45,910


Pro forma and historical earnings include the impact of the restructuring charge of $28.1 million before tax, $21.8 million after tax or $.48 per share, in the third quarter and nine months of fiscal 1998 and $12.6 million before tax, $7.8 million after tax or $.17 per share in the nine months of fiscal 1997.

(1) Pro Forma Earnings gives effect for interest expense on debt assumed as of the Spin-Off Date as if it were outstanding for the entire period. The related tax impact of the pro forma interest expense is included within the provision for income taxes. Pro Forma Earnings excludes the cumulative effect of accounting change of $600 charge recorded during the three months ended February 1, 1998.

(2) Pro Forma Earnings Per Share assumes common shares outstanding as of the Spin-Off Date were outstanding for the entire period.

(3) Weighted average shares outstanding assuming dilution reflects outstanding stock option grants during the periods.


    * Excludes potentially dilutive shares as the result would be antidilutive.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



INTRODUCTION

         Effective March 30, 1998, one share of Vlasic common stock was distributed to Campbell shareowners for every ten shares of Campbell common stock in a tax-free distribution. At the time of the distribution, Vlasic began operations as a separate publicly owned company.

         This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of Vlasic for the three and nine months ended May 3, 1998 compared to the three and nine months ended April 27, 1997. Results of the periods presented may not necessarily be indicative of the results of operations that would have occurred if the Company had operated independently during the periods shown or of the Company's future performance as an independent company.

RESULTS OF OPERATIONS

         Overview

         Net sales in the third quarter of fiscal 1998 were $320.7 million, a decrease of 10.2% from the third quarter of fiscal 1997. The net loss of $16.6 million for the third quarter of fiscal 1998 represents a $33.2 million decrease from the third quarter of fiscal 1997. The third quarter fiscal 1998 net loss includes:

         - the 1998 third quarter restructuring charge of $28.1 million ($21.8 million after tax or $0.48 per share); and

         - several, unusual, non-recurring charges totaling $5.5 million ($3.8 million after tax or $0.08 per share) including start-up costs associated with new technology at the pickle production facilities, increased marketing activities in the German gourmet foods business and the beginning of transitional MIS development charges .

         Net sales for the nine months of fiscal 1998 were $1.0 billion, a decrease of 5.7% compared to the nine months of fiscal 1997. Net earnings for the nine months of fiscal 1998 were $17.7 million, a decrease of $28.4 million as compared to the nine months of fiscal 1997. The nine months of fiscal 1998 was impacted by the third quarter fiscal 1998 restructuring charge and the first quarter fiscal 1998 cumulative effect of an accounting change of $0.6 million after tax for the adoption of Emerging Issues Task Force (EITF) Issue 97-13, "Accounting for Costs Incurred in Connection with Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation." The nine months of fiscal 1997 was impacted by a first quarter fiscal 1997 restructuring charge of $12.6 million ($7.8 million after tax). Excluding the accounting change and the after-tax restructuring charges of $21.8 million and $7.8 million from fiscal 1998 and 1997, respectively, net earnings declined $13.8 million or 25.6% in the nine months of fiscal 1998.

         The historical financial statements reflect minimal interest expense prior to the Spin-off as there was no allocation of interest expense on Campbell's net investment. Subsequent to the Spin-off, interest expense includes interest accrued on the $500 million of debt assumed from Campbell. Management believes the pro forma condensed consolidated financial information appearing on pages 10 and 11 provides more meaningful comparisons.

         Assuming that the transactions contemplated by the Spin-off had been consummated as of the beginning of fiscal 1997, pro forma net interest expense would have been approximately $9.2 million and pro forma net loss would have been approximately $20.8 million or $0.46 per share for the third quarter of fiscal 1998. For comparison, pro forma net interest expense would have been $10.1 million and pro forma net earnings would have been $9.7 million or $0.21 per share assuming dilution for the third quarter of fiscal 1997. Pro forma net earnings for the third quarter of fiscal 1998 includes a restructuring charge after tax of $21.8 million or $0.48 a share. See "Pro Forma Condensed Consolidated Financial Information."

         Assuming that the transactions contemplated by the Spin-off had been consummated as of the beginning of fiscal 1997, pro forma net interest expense would have been approximately $29.5 million and pro forma net earnings would have been approximately $0.4 million or $0.01 per share assuming dilution in the nine months of fiscal 1998. For comparison, pro forma net interest expense would have been $30.3 million and pro forma net earnings would have been $25.4 million or $0.55 per share assuming dilution in the nine months of fiscal 1997. Pro forma net earnings for the nine months ended 1998 and 1997 include restructuring charges after tax of $21.8 million or $0.48 a share and $7.8 million or $0.17 per share, respectively. See "Pro Forma Condensed Consolidated Financial Information."

         Combined Statement of Earnings

         The following table sets forth certain items in Vlasic's combined statements of earnings as percentages of its net sales for the fiscal periods indicated:

                                                         Third Quarter                 Nine Months
                                                   --------------------------   -------------------------
                                                   Fiscal 1998    Fiscal 1997   Fiscal 1998   Fiscal 1997
                                                   -----------    -----------   -----------   -----------
Net Sales                                             100.0%         100.0%        100.0%        100.0%
Cost of products sold                                  72.2%          69.7%         71.9%         70.4%
Marketing and selling expenses                         17.4%          18.9%         16.3%         17.6%
Administrative expenses                                 5.4%           3.7%          4.4%          3.6%
Research and development expenses                       0.6%           0.6%          0.6%          0.6%
Other (income) expense                                  0.0%           0.1%          0.0%          0.4%
Restructuring charges                                   8.7%           0.0%          2.7%          1.2%
                                                      -----          -----         -----         -----
    Total costs and expenses                          104.3%          93.0%         95.9%         93.8%
Earnings (loss) before interest and taxes              (4.3%)          7.0%          4.1%          6.2%


         Third Quarters

         Net sales of $320.7 million in the third quarter of fiscal 1998 decreased 10.2% from the third quarter of fiscal 1997. The sales decrease was primarily due to lower sales in the U.S. frozen food and pickle businesses. The decreases were driven about equally by a reduction of retail inventories in connection with the Company's efforts to align inventories and shipments with consumption and by a reduced consumption linked to a lack of product innovation and a lack of advertising support. Third quarter sales were also adversely impacted by lower exports of beef from the Company's Swift-Armour unit in Argentina.

         Cost of products sold as a percentage of net sales increased by 2.5 points to 72.2% in the third quarter of fiscal 1998, up from 69.7% in the third quarter of fiscal 1997, as a result of the highest cattle costs in over a decade in Argentina and start up costs associated with new technology at the pickle plants.

         Marketing and selling expenses as a percentage of net sales declined in the third quarter of fiscal 1998 to 17.4% from 18.9% in the third quarter of fiscal 1997, principally due to lower couponing and advertising in Swanson U.S. and Vlasic pickles offset by an increase in the German marketing activities.

         Administrative expenses, as a percentage of net sales, increased 1.7 points in the third quarter of fiscal 1998 to 5.4% from 3.7% in the third quarter of fiscal 1997, as a result of duplicate transition related costs and initial costs related to development of the Company's MIS infrastructure.

         Research and development expenses, as a percentage of net sales, were unchanged in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997.

         Other (income) expense in the third quarter of fiscal 1998 was $0.1 million of income compared to $0.4 million of expense in the third quarter of fiscal 1997. The decline is attributable to reduced expense associated with Campbell's long-term incentive plan.

         Earnings (loss) before interest and taxes was $13.8 million of loss in the third quarter of fiscal 1998 compared to $25.0 million of income in the third quarter of fiscal 1997. The $38.8 million decrease was driven by:


-        the alignment of shipments with consumption;

-        higher cattle costs in Argentina;

-        the third quarter of fiscal 1998 restructuring charge;

- transition charges including overlapping payroll and benefits administrative costs and duplication of MIS, research and development, customer service and accounting services;

-        costs incurred in the development of an independent MIS system;

- start-up costs associated with new technology at Vlasic's pickle plants, and

- increased marketing activities in the German gourmet foods distribution business.

         The historical financial statements reflect minimal interest expense prior to the Spin-off as there was no allocation of interest expense on Campbell's net investment. Subsequent to the Spin-off, interest expense includes interest accrued on the $500 million of debt assumed from Campbell. Management believes the pro forma condensed consolidated financial information appearing on pages 10 and 11 provides more meaningful comparisons.

         Excluding the impact of the 1998 third quarter restructuring charge, the pro forma tax rate was 79% reflecting the year to date adjustment related to the higher projected pro forma tax rate of 50% for the year versus the pro forma projected 41.6% used at the end of the first six months of fiscal 1998.

         Nine Months

         Net sales of $1.0 billion in the nine month period of fiscal 1998 decreased 5.7% from the nine month period of fiscal 1997. The sales decrease was primarily due to lower sales in the U.S. frozen food and pickle businesses. The decreased volumes were driven about equally by a reduction of retail inventories in connection with the Company's efforts to align shipments with consumption and by a reduced consumption linked to a lack of product innovation and a lack of advertising support. The German gourmet foods business and exports from Argentina also contributed to the decline in net sales.

         Cost of products sold as a percentage of net sales increased by 1.5 points to 71.9% in the nine month period of fiscal 1998, up form 70.4% in the nine month period of fiscal 1997, as a result of the highest cattle costs in over a decade in Argentina and start up costs associated with new technology at the pickle plants.

         Marketing and selling expenses as a percentage of net sales declined in the nine month period of fiscal 1998 to 16.3% from 17.6% in the nine month period of fiscal 1997, principally due to lower couponing and advertising in Swanson U.S. and Vlasic pickles.

         Administrative expenses, as a percentage of net sales, increased 0.8 points in the nine month period of fiscal 1998 to 4.4% from 3.6% in the nine month period of fiscal 1997, as a result of duplicate transition related costs and initial costs related to the development of the Company's MIS infrastructure.

         Research and development expenses, as a percentage of net sales, were unchanged in the nine month period of fiscal 1998 compared to the nine month period of fiscal 1997.

         Other (income) expense in the nine month period of fiscal 1998 was $0.2 million income compared to $4.3 million expenses in the nine month period of fiscal 1997. The variance is attributable to a gain on a fire insurance settlement in the first quarter of fiscal 1998, as well as, reduced expense associated with Campbell's long-term incentive plan.

         Earnings before interest and taxes as a percentage of net sales were 4.1% in the nine month period of fiscal 1998 compared to 6.2% in the nine month period of fiscal 1997. Excluding the third quarter fiscal 1998 and the first quarter fiscal 1997 restructuring charge, earnings before interest and taxes would have been 6.8% of net sales in the nine month period of fiscal 1998 compared to 7.3% of net sales in the nine month period of fiscal 1997. The decreased margin was driven by sales decrease, higher cattle costs, transition charges, costs incurred in the development of an independent MIS system, start-up costs associated with new technology at Vlasic's pickle plants, and increased marketing activities in the German gourmet foods business offset by a reduction of domestic marketing expenses.

          The historical financial statements reflect minimal interest expense prior to the Spin-off as there was no allocation of interest expense on Campbell's net investment. Subsequent to the Spin-off, interest expense includes interest accrued on the $500 million debt assumed from Campbell. Management believes the pro forma condensed consolidated financial information appearing on pages 10 and 11 provides more meaningful comparisons.

         The effective income tax rate was 52.7% in the nine month period of fiscal 1998 compared to 31.9% in the nine month period of 1997. Excluding 1998 and 1997's restructuring charges, the tax rates would have been 40.0% and 32.9%, respectively. The higher tax rate in fiscal 1998 is driven by losses in Germany which generate no tax benefit and lower earnings in Argentina where the tax rates benefit from export rebates and other tax incentives which are excludable from taxable income.

         Restructuring Program

         A special charge of $28,050 ($21,815 after tax) was recorded in the third quarter of fiscal 1998 to cover the costs of a restructuring program. The restructuring program was designed to improve operational efficiency by closing certain U.S. and European administrative offices and production facilities. The worldwide workforce will be reduced by approximately 425 administrative and operational positions. The restructuring charge included approximately $11.6 million primarily related to severance and employee benefit costs that will be paid in cash. The balance of the restructuring charge, amounting to $16.5 million, related to non-cash charges for losses on the disposition of plant assets.

         The fiscal 1998 restructuring program is expected to result in approximately $9 million in aggregate savings in fiscal 1999 primarily from reductions in plant overhead and depreciation and employee salaries and benefits.

         A special charge of $12.6 million ($7.8 million after tax) was recorded in the first quarter of fiscal 1997 to cover the costs of a restructuring program. The restructuring program was designed to improve operational efficiency by closing various U.S. pickle facilities and reducing approximately 50 administrative and operational positions from the worldwide workforce. The restructuring charge included approximately $4.6 million in cash charges, primarily related to severance and employee benefit costs. The balance of the restructuring charge, amounting to $8.0 million, related to non-cash charges for losses on the disposition of plant assets. The program was substantially completed during the first quarter of fiscal 1998.

         The fiscal 1997 restructuring program is expected to result in approximately $10 million in aggregate savings in fiscal 1997 and fiscal 1998 from reductions in employee salaries and benefits, plant overhead and depreciation.

         Results by Segment

         The following table sets forth certain segment information for the fiscal periods indicated (in thousands):

                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                          ---------------------------         -------------------------------
                                            May 3,          April 27,            May 3,             April 27,
                                            1998              1997                1998                1997
                                          ---------         ---------         -----------         -----------
Net Sales
       Frozen Foods                       $ 117,024         $ 147,133         $   436,617         $   466,322
       Grocery Products                     118,098           127,327             342,381             377,461
       Agricultural Products                 86,951            85,159             272,431             271,305
       Eliminations                          (1,379)           (2,467)             (7,566)             (7,760)
                                          ---------         ---------         -----------         -----------
       Total                              $ 320,694         $ 357,152         $ 1,043,863         $ 1,107,328
                                          =========         =========         ===========         ===========

Earnings Before Interest and Taxes
       Frozen Foods                       ($  3,887)        $   8,644         $    34,251         $    35,774
       Grocery Products                      (6,208)           15,639              12,879              27,761
       Agricultural Products                 (3,752)              699              (4,442)              4,980
                                          ---------         ---------         -----------         -----------
       Total                              ($ 13,847)        $  24,982         $    42,688         $    68,515
                                          =========         =========         ===========         ===========



         Third Quarters

         The net sales of the frozen foods segment decreased 20.5% in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997. The Company's drive to align shipments with consumption as well as consumption declines resulting from the lack of new product innovation and lower levels of advertising contributed to a $27.3 million decline in Swanson U.S. Excluding fiscal 1998's restructuring charge the decrease in this segment's earnings before interest and taxes was $2.8 million or 32.8% which was driven by the decline in sales and the transition costs allocated to the segment.

         The net sales of the grocery products segment declined 7.2% in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997 primarily relating to Vlasic pickles and the Company's drive to align shipments with consumption as well as consumption declines resulting from the lack of product innovation. The decline in net sales is also attributed to lower volume in the German gourmet foods distribution business partially offset by an increase in Open Pit barbecue sauce. Excluding fiscal 1998's restructuring charge, this segment's earnings before interest and taxes decreased $3.9 million or 24.9% in the third quarter driven by the decline in sales, start-up costs associated with new technology at the pickle plants and an increase in German marketing activities.

         The net sales of the agricultural products segment increased 2.1% in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997, due to higher contract manufacturing sales to Campbell Foodservice offset by lower exports of beef from Argentina. Excluding fiscal 1998's restructuring charge, this segment incurred a loss of $3.4 million in the third quarter of fiscal 1998 compared to earnings of $0.7 million in the third quarter of fiscal 1997 due to the highest cattle costs in over a decade in Argentina.

         Nine Months

         The net sales of the frozen foods segment decreased 6.4% in the nine month period of fiscal 1998 compared to the nine month period of fiscal 1997. The decrease was driven by the lower Swanson U.S volume related to decreased consumption driven by lack of product innovation and lower advertising. Excluding the fiscal 1998 and 1997's restructuring charges, this segment's earnings before interest and taxes increased 14.2%, driven by improved manufacturing costs and reduced marketing in Swanson U.S.

         The net sales of the grocery products segment decreased 9.3% in the nine month period of fiscal 1998 compared to the nine month period of fiscal 1997. The decrease was primarily driven by Vlasic pickles and the Company's efforts to align shipments with consumption as well as consumption declines resulting from the lack of product innovation. This segment also experienced lower volume in the German gourmet foods business and Argentina. Excluding the fiscal 1998 and 1997's restructuring charges, this segment's earnings before interest and taxes decreased 18.2% in the nine month period of fiscal 1998 driven by the decline in sales, start-up costs associated with new technology at the pickle plants and an increase in German marketing activities.

         The net sales of the agricultural products segment increased 0.4% in the nine month period of fiscal 1998 compared to the nine month period of fiscal 1997, as a result of higher contract manufacturing sales to Campbell Foodservice offsetting the lower volumes experienced during the first quarter. This segment incurred a loss of $4.4 million in the nine month period of fiscal 1998 compared to earnings before interest and taxes of $5.0 million in the nine month period of fiscal 1997 due to the higher cattle costs in Argentina.

LIQUIDITY AND CAPITAL RESOURCES

Vlasic assumed as of the Spin-off $500 million of borrowings outstanding under a five-year $750 million unsecured revolving credit facility. At May 3, 1998, $485 million was outstanding under the credit facility with $265 million available to support the Company's capital requirements including working capital needs and capital expenditures. Vlasic anticipates that its operating cash flow, together with available borrowings under its credit facility, will be sufficient to meet its working capital requirements, capital expenditure requirements and interest service requirements on its debt obligations. The credit facility contains restrictive covenants including certain financial ratios. As of May 3, 1998, the Company was in compliance with these covenants. As a result of accelerated and higher than anticipated transition charges and lower than anticipated projected earnings, it is expected that Vlasic will not be in compliance with the financial ratio requirements as of the fiscal year ending August 2, 1998 which could allow the banks to demand repayment of the debt. The Company is currently in discussion with its lenders to renegotiate the financial ratio requirements of the credit facility and is confident the agreements will be amended during the fourth quarter of fiscal 1998 so that the Company will be in compliance with amended financial ratio requirements, although no assurances can be given. Although the amended terms are expected to result in a higher interest rate, the Company does not believe they will have a material impact on its results of operations, financial position or cash flows.

         Net cash used in operating activities was $25.7 million in the nine month period of fiscal 1998 compared to net cash provided of $36.4 million in the nine month period of fiscal 1997. The variance in cash flow from operations was driven by changes in working capital as well as lower net earnings. The increase in working capital was attributed to a larger increase in receivables resulting from the timing of sales and extended payment terms of certain receivables in Argentina coupled with a larger decrease in domestic accounts payable and marketing accruals.

         Cash used in investing activities was principally for capital expenditures. Capital expenditures were $39.5 million in the nine month period of fiscal 1998 compared to $50.8 million in the nine month period of fiscal 1997. Capital expenditures were higher in the prior year due to new capacity added to certain Vlasic and Swanson production facilities. Capital expenditures for the fiscal years 1998 and 1999 are expected to be $65 million and $55 million, respectively, as compared to $79 million in fiscal 1997. During the second quarter of fiscal 1998, Vlasic acquired the SAFRA trademark and certain equipment for the canned spreadable meats business in Argentina for $6.4 million.

         Cash provided by financing activities was principally funded from $68.9 million received from Campbell. Such financing activities were used primarily for seasonal working capital requirements and increased spending in support of transitional programs and development of an independent infrastructure including the implementation of information systems. Under the distribution agreement with Campbell, this amount plus $6.5 million was payable to Campbell on May 15, 1998. During the fourth quarter of fiscal 1998, the Company will make an additional payment of $31.4 million to Campbell for the reimbursement for trade payables paid by Campbell on a temporary transition basis. The payments will be funded through operating cash flow and funds available under the credit facility.

YEAR 2000

         The year 2000 issue results from computer systems which process dates based on two digits for the year of a transaction rather than a full four digits. Accordingly, these systems are unable to properly process transactions with dates in the year 2000 and beyond. Vlasic has developed and is currently executing an implementation plan to address this issue by replacing or modifying its key financial and operational computer systems and imbedded technology. Vlasic believes that all systems necessary to manage the business effectively will be implemented, modified or upgraded before the year 2000 dating issue impacts these systems. The anticipated costs associated with modifying current systems to be year 2000 compliant will be expensed as incurred. Such costs are estimated to be $3 million. In addition, Vlasic has assessed its relationships with customers and vendors and does not anticipate any significant problems to occur as a result of the year 2000 issue.

                                     PART II


ITEM 1.  LEGAL PROCEEDINGS

As previously reported in Vlasic's Form 10, dated March 5, 1998, we are not aware of any pending claims or litigation the outcome of which would have a material adverse effect on our business, financial position or results of operations.

ITEM 5.  OTHER INFORMATION

a.       VLASIC FOODS INTERNATIONAL COMMENTS ON FISCAL YEAR 1998 EXPECTATIONS

         The information included in this item is set forth in a press release issued by the Company dated May 21, 1998, attached hereto as Exhibit
         99.1 and is incorporated herein by reference.

b.       VLASIC ANNOUNCES 1998 THIRD QUARTER RESULTS

         The information included in this item is set forth in a press release issued by the Company dated May 27, 1998, attached hereto as Exhibit
         99.2 and is incorporated herein by reference.

c.       CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. This information is based on management's current views and assumptions regarding future events and financial performance and is subject to risks and uncertainties that could cause actual results to differ materially from those expressed in this report. Important facts that could cause such differences include, but are not limited to, the renegotiation of the Company's credit facility.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

         No.
         ---

         10.1     Mid-Career Hire Pension Agreement dated March 30, 1998 with
                  Robert F. Bernstock, President and Chief Executive Officer.

         27       Financial Data Schedule.

         99.1 Press Release issued May 21, 1998 announcing Vlasic's comments on fiscal year 1998 expectations.

         99.2 Press release issued May 27, 1998 announcing 1998 third quarter results.

         b.       Reports on Form 8-K

                  A Form 8-K reporting a press release announcing special charges covering transaction and restructuring costs to Campbell Soup Company in connection with the spin-off of Vlasic Foods International Inc. as a separate publicly-owned company was filed with the Securities and Exchange Commission on March 27, 1998.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    VLASIC FOODS INTERNATIONAL INC.






Date:  June 16, 1998               By:______________________________________
                                       William R. Lewis
                                       Vice President and
                                       Chief Financial Officer