Form 10-K
period 1998-08-02
VLASIC FOODS INTERNATIONAL INC
filed 1998-10-20
CIK 1056312

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                           --------------------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                            COMMISSION FILE NUMBER
      AUGUST 2, 1998                                         1-13933
                                [VLASIC LOGO]
        NEW JERSEY                                         52-2067518
  STATE OF INCORPORATION                         I.R.S. EMPLOYER IDENTIFIED NO.

                                  VLASIC PLAZA
                              SIX EXECUTIVE CAMPUS
                       CHERRY HILL, NEW JERSEY 08002-4112
                           PRINCIPAL EXECUTIVE OFFICES

                         TELEPHONE NUMBER: 609-969-7100

        -----------------------------------------------------------

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF ACT:

    TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------                -----------------------------------------
COMMON STOCK, NO PAR VALUE                      NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF ACT: NONE
        -----------------------------------------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                       YES X                NO
                       ---                 ---

      INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

      AS OF OCTOBER 2, 1998, THE AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILLIATES OF THE REGISTRANT WAS $854,712,395. THERE WERE 45,488,319 SHARES OF COMMON STOCK OUTSTANDING AS OF OCTOBER 2, 1998.

      PORTIONS OF THE NOTICE OF ANNUAL MEETING AND PROXY STATEMENT DATED OCTOBER 20, 1998, FOR THE ANNUAL MEETING OF SHAREOWNERS TO BE HELD ON DECEMBER 1, 1998, ARE INCORPORATED BY REFERENCE INTO PART III. PORTIONS OF THE ANNUAL REPORT TO SHAREOWNERS FOR THE FISCAL YEAR ENDED AUGUST 2, 1998 ARE INCORPORATED BY REFERENCE INTO PARTS I AND II.

================================================================================

                                     PART I


ITEM 1.    BUSINESS


                                COMPANY OVERVIEW

      Vlasic Foods International Inc. (the "Company") is made up of a number of different food businesses acquired over time by Campbell Soup Company ("Campbell"). These businesses were assembled into a new public company on March 30, 1998. Campbell shareowners received one share of the Company's common stock for every ten shares of Campbell capital stock on that date.

      The Company manufactures and markets high-quality, branded convenience food products in three operating segments: Frozen Food Operations, Grocery Products Operations and Agricultural Products Operations.

      - Frozen Food Operations. The frozen foods segment manufactures frozen dinners and other frozen foods and accounted for approximately 40%, 40% and 39% of our net sales in fiscal 1998, 1997 and 1996. The frozen foods segment derives the largest portion of its earnings from manufacturing frozen dinners, breakfasts and pot pies and marketing them in the U.S. and Canada under the Swanson brand name.

      - Grocery Products Operations. The grocery products segment manufactures and distributes a diverse portfolio of food products in the U.S., the U.K., Germany and Argentina; mostly with leading national or regional market positions. The grocery products segment accounted for approximately 35%, 36% and 37% of our net sales in fiscal 1998, 1997 and 1996, primarily from sales of pickles, relishes and other products marketed under the Vlasic brand in the U.S.

      - Agricultural Products Operations. Our agricultural products segment produces mainly (a) fresh mushrooms and (b) frozen cooked beef, canned meats and frozen and chilled cuts of beef. We also perform certain contract manufacturing services. Our agricultural products segment accounted for approximately 25%, 24% and 24% of our net sales in each of fiscal 1998, 1997 and 1996.


                              PRODUCTS AND MARKETS

FROZEN FOOD OPERATIONS

      We manufacture and market frozen food products in the U.S., primarily frozen dinners, pot pies and breakfasts, under the Swanson, Hungry Man, Great Starts and Fun Feast brands. In addition, we market frozen food products in Canada, primarily frozen dinners and pot pies, under the Swanson and Hungry Man brands. We also manufacture and distribute a variety of frozen food products in the U.K. under our Freshbake brand.

      The Swanson brand is the leading national brand of frozen, traditional dinners in the U.S., with approximately 31% of the $1.3 billion frozen dinner market. In addition, Swanson frozen pot pies are the market leader in their product category with approximately 30% of the $290 million frozen pot pie market. Overall, we are the nation's third largest producer of frozen dinners and entrees, pot pies and breakfasts, with 12% of this $4.6 billion market.

      Our U.K. operations manufacture and distribute frozen foods such as sausages, pies and savory-filled pastries under our Freshbake brand, as well as the private label brands of certain customers. Our primary customers are retail grocery chains and foodservice operators such as restaurants and cafeterias.

GROCERY PRODUCTS OPERATIONS

      The main product offerings of our grocery products businesses are pickles and relishes, barbecue sauce and international grocery products.

      Pickles and Relishes. Our Vlasic brand is the leading national retail brand of jarred, shelf-stable pickles with approximately 39% of the $597 million U.S. national retail market. We also manufacture and sell jarred, shelf-stable pickles under the Milwaukee's brand, and relishes, peppers and sauerkraut under the Vlasic and Milwaukee's brand names. We sell shelf-stable pickles and other condiments to foodservice customers, including quick service restaurants such as McDonald's.

      Barbecue Sauce. Our Open Pit barbecue sauce is the leading retail brand of barbecue sauce in the Midwest U.S., with a 30% market share in this region.

      International Grocery Products. We operate consumer foods businesses in the U.K., Germany and Argentina. In the U.K., we produce pickles, canned beans and vegetables under our SonA and Rowats brands, which we distribute through the retail and foodservice channels. We also manufacture private label brand grocery products for large supermarket chains.

      In Germany, we do not manufacture foods but instead distribute a variety of branded consumer food products under our Kattus and other brands. We believe that we are one of the largest distributors of specialty foods in Germany. Our customers include most German grocery chains, where we actively manage and merchandise shelf space for our distributed brands. We also distribute select third party branded food products.

      We manufacture and distribute retail grocery products in Argentina under our Swift brand, including canned meat pate products, hot dogs and hamburgers. We export limited quantities to other countries in South America under various other brands.


AGRICULTURAL PRODUCTS OPERATIONS

      We are one of the largest producers of fresh mushrooms in the U.S. and one of the leading exporters of processed beef products in Argentina.

      Mushrooms. We own and operate eight mushroom farms across the U.S. Our mushroom sales account for approximately 12% of the U.S. fresh mushroom market, which makes us one of the largest fresh mushroom operations in the U.S. Approximately 95% of the mushrooms we grow are traditional white button mushrooms. The rest are fancy mushrooms, such as portobello and cremini mushrooms.

      Processed Beef Products. Our Swift-Armour operations in Argentina produce chilled and frozen beef, frozen cooked beef and canned corned beef, which are sold mainly to wholesale customers such as manufacturers and foodservice customers. We are among the largest exporters of frozen cooked beef and canned corned beef in Argentina, selling to more than 60 countries around the world.

      Contract Packing. We manufacture frozen foods for Campbell for its foodservice business under the terms of a co-pack agreement expiring on March 29, 2000. Approximately 35% of the production volume of our Omaha, Nebraska facilities are devoted to this contract.

      Campbell is a major purchaser of our mushrooms and beef pursuant to supply agreements expiring on July 30, 2000. Sales to Campbell of mushrooms accounted for approximately 38% of our total mushroom sales in fiscal 1998 and sales to Campbell of frozen cooked beef accounted for approximately 17% of Swift-Armour's fiscal 1998 net sales.

                        MARKETING, SALES AND DISTRIBUTION

      We manage the sales and distribution of our products based on the channels through which they are sold. Combined sales to Campbell of frozen foods, beef and mushrooms accounted for 11% of net sales in fiscal 1998. None of our other customers accounted for 10% or more of net sales in fiscal 1998.

      We use an independent broker sales force to sell frozen foods and grocery products in the U.S. and Canada to grocery chains and wholesalers. In some instances, we sell directly to mass merchandisers and club stores. We use commercial carriers to distribute these products from our manufacturing facilities directly to our customers or third party warehouses. Historically, our frozen foods and grocery products have been sold through the same brokers. While the delivery of domestic retail grocery products has been integrated into a single system, frozen foods are delivered separately because of the need for refrigeration during shipping. Brokers also sell frozen foods to frozen foods distributors and grocery products to grocery distributors, both of which in turn sell and deliver the products to smaller grocery chains and retailers. We sell mushrooms through a dedicated team of produce salespeople and deliver them refrigerated to our customers by a combination of commercial carriers and our own transport, depending on location.

      In the U.K., we operate a dedicated sales organization to market our products to our retail and foodservice customers. We sell frozen and grocery products marketed under the Freshbake, SonA and Rowats brands, as well as customer own label products, directly to retail and foodservice customers or through wholesalers. Our distribution business in Germany uses a direct store distribution system that delivers products to the stores and physically stocks their shelves. In Argentina, our sales force sells frozen, chilled and grocery products to large grocery chains, wholesalers and independent distributors. We use commercial carriers to deliver these products.


                                   COMPETITION

      We face intense competition in each of our product lines. We compete with other producers of similar products on the basis of product quality, price, customer service, effective promotional activities and the ability to identify and satisfy emerging consumer preferences. Our ability to grow our business could be impacted by the relative effectiveness of and competitive response to our new products efforts, product innovation and new advertising. In addition, from time to time, we experience price pressure in certain markets as a result of competitors' pricing practices. Although we compete in a highly competitive industry for representation in the retail food and foodservice channels, we believe that our brand strength in our various markets has resulted in a strong competitive position.


                                   INGREDIENTS

      We believe that sources of raw materials used in the frozen food businesses are readily available. Our frozen foods business uses beef produced by our Swift-Armour operations in Argentina as well as beef and poultry we obtain from third party suppliers.

      Our grocery products businesses rely primarily on cucumbers, peppers and other produce supplied by third party growers. We purchase many of these ingredients during the warmer growing seasons, when they are readily available and are of top quality. We buy from a variety of growers, and alternate sources of supply are readily available. However, factors beyond our control such as weather and general growing conditions may cause prices and quality to fluctuate.

      In the agricultural products segment, we purchase beef carcasses and fresh mushrooms from third parties to fulfill seasonal requirements.

      Prices of raw materials can fluctuate due to a number of factors, including changes in crop size, cattle cycles, government-sponsored agricultural programs and weather conditions during the growing and harvesting seasons. Recent adverse weather conditions in Argentina, coupled with a rebuilding cattle cycle, have resulted in a decrease in the availability of beef and higher cattle costs in our agricultural products segment. Although we enter into advance commodity purchase agreements from time to time, increases in raw material costs could have a material adverse effect on our businesses, financial condition or results of operations.

      We purchase a variety of packaging materials, which we believe are readily available from a number of suppliers.


                           SEASONALITY OF THE BUSINESS

      Sales of frozen foods and mushrooms tend to be marginally higher during the cold weather months. Sales of pickles, relishes and barbecue sauce, tend to be higher in the summer months. The majority of pickles are packed during a season extending from May through September.


                             TRADEMARKS AND PATENTS

      We own many popular trademarks registered in various countries, including Vlasic, Hungry Man, Sandwich Stackers, Great Starts, Open Pit, Freshbake, SonA, Rowats, Kattus and Swift. All of our trademarks are very important to the Vlasic Businesses. We protect our trademarks by obtaining registrations where appropriate and aggressively opposing any infringement.

      We also have a perpetual, royalty-free license to use the Swanson trademark for certain frozen foods, as well as the right to continue to sell fresh mushrooms under the Campbell's brand for a transition period of up to three years from March 30, 1998. These license agreements contain standard provisions, including those dealing with quality control and termination upon, among other things, material breach and bankruptcy.

      Although we own a number of patents covering manufacturing processes, we do not believe the Vlasic businesses depend on any of these patents to a material extent.


                            RESEARCH AND DEVELOPMENT

      Our research and development is conducted at multiple sites within and outside the U.S. The research and development organization consists of approximately 64 people. About 46 people are located in the U.S. and the rest are located outside the U.S. Expenditures for research and development in fiscal 1998, 1997 and 1996 were $7.9 million, $8.6 million and $8.1 million.


                             GOVERNMENTAL REGULATION

      We are extensively regulated by the federal Food and Drug Administration
(FDA), the U.S. Department of Agriculture (USDA) and other federal, state and local authorities in the U.S. Outside the U.S., we are regulated by the regulatory authorities of countries in which we have operations. Such authorities regulate the processing, packaging, storage, distribution and labeling of our products and periodically inspect our processing facilities and products. We believe that we are in substantial compliance with all governmental laws and regulations.

                              ENVIRONMENTAL MATTERS

      We are subject to numerous federal, state and local environmental laws and regulations of the U.S. and other countries in which we have operations. Laws and regulations relating to worker health and workplace safety also apply to our operations.

      As is the case with many companies, we face exposure to actual or potential claims or lawsuits involving environmental matters. We believe that any liabilities resulting from this exposure, after taking into consideration amounts already provided for, should not have a material adverse effect on our businesses, financial position, or results of operations. Of course, we cannot predict what environmental or occupational health and safety laws and regulations will be enacted in the future or the amount of future expenditures we may be required to make in order to comply with such new laws. We believe that our operations are in substantial compliance with existing environmental and occupational health and safety regulations.


                                    EMPLOYEES

      Our work force consists of approximately 8,500 employees. Of the total number of employees, approximately 7,900 are engaged in manufacturing, approximately 150 are engaged in marketing and sales and approximately 450 are engaged in administration.

      Our U.S. work force consists of approximately 4,900 employees, approximately 3,200 of whom are represented by collective bargaining agreements with various unions. Such collective bargaining agreements expire on various dates. Outside of the U.S., our work force consists of approximately 3,600 employees, the substantial majority of whom are represented by unions. A prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on our businesses, financial condition or results of operations. In addition, there can be no assurance that upon the expiration of existing collective bargaining or similar agreements new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to us.


                                 WORKING CAPITAL

      For information relating to the company's cash and other working capital items, see pages 15 through 24 of the company's 1998 Annual Report in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition", which are incorporated herein by reference.


                     SEGMENT AND GEOGRAPHIC AREA INFORMATION

      For information with respect to the revenue, operating profitability and identifiable assets attributable to the company's operating segments and foreign operations, see pages 32 to 33 of the 1998 Annual Report in the section of the Notes to Consolidated Financial Statements entitled "Segment and Geographic Area Information", which is incorporated herein by reference.


                               RECENT DEVELOPMENTS

      For information relating to recent developments, see page 24 of the 1998 Annual Report in the section entitled, "Management's Discussion and Analysis of Results of Operations and Financial Condition" which is incorporated herein by reference.

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

      From time to time, the company makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the SEC in its rules, regulations and releases. The company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in the 1998 Annual Report, including the Chairman's and the President and Chief Executive Officer's Letter to Shareowners (pages 1 to 12), and Management's Discussion and Analysis (pages 15 to 24) and other statements made in this Form 10-K and in other filings with the SEC.

      The company cautions readers that any such forward-looking statements made by or on behalf of the company are based on management's current expectations and beliefs but are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important facts that could cause such differences include, but are not limited to:

      - the impact of strong competitive response to the company's efforts to leverage its brand power with product innovation and new advertising;

      - the inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance;

      - the company's ability to achieve the gains anticipated from its cost productivity programs;

      - the company's ability to achieve the forecasted savings related to the restructuring program discussed in Management's Discussion and Analysis;

      - the company's ability to find a buyer to purchase the company's German gourmet food distribution business at a price considered appropriate to complete the divestiture in 1999;

      - the market risks associated with financial instruments which may be subject to unforeseen economic changes, such as currency exchange rates, inflation rates and recessionary trends;

      - the impact of unforeseen economic and political changes in international markets where the company competes such as currency exchange rates, inflation rates, recession, foreign ownership restrictions and other external factors over which the company has no control;

      - the company's ability to maintain capital expenditures within the forecast limits, which are based on assumptions about infrastructure requirements;

      - the company's ability to continue to comply with covenants and the terms of the renegotiated credit facility;

      - the company's ability to implement newly purchased information technology systems by the targeted completion date;

      - the impact of Year 2000 issues associated with the Company's business and information systems and embedded technology as well as the information technology of its vendors, suppliers, service providers and customers.

Vlasic has no intention of or obligation to update forward-looking statements even if new information, future events or other circumstances make them incorrect or misleading.

ITEM 2.   PROPERTIES

      We currently own or lease 17 principal production facilities in the U.S., the U.K. and Argentina. Our corporate headquarters is leased. We believe that these facilities are suitable for our operations and provide sufficient capacity to meet our requirements for the foreseeable future. The chart below lists the location and principal products produced at our key production facilities.

                       FACILITY LOCATION                        PRINCIPAL PRODUCTS
                       -----------------                        ------------------
        FROZEN FOODS
           Fayetteville, Arkansas                                  Frozen Foods
           Omaha, Nebraska                                         Frozen Foods
           Salford, England                                        Frozen Foods
           Glasgow, Scotland                                       Frozen Foods

        GROCERY PRODUCTS
           Bridgeport, Michigan                               Pickles and Condiments
           Imlay City, Michigan                               Pickles and Condiments
           Millsboro, Delaware                                Pickles and Condiments
           Stratford, England                          Pickles, Canned Beans and Vegetables

        AGRICULTURAL PRODUCTS
           Blandon, Pennsylvania                                     Mushrooms
           West Chicago, Illinois                                    Mushrooms
           Brighton, Indiana                                         Mushrooms
           Dublin, Georgia                                           Mushrooms
           Fennville, Michigan                                       Mushrooms
           Hillsboro, Texas                                          Mushrooms
           Jackson, Ohio                                             Mushrooms
           Pescadero, California                                     Mushrooms
           Rosario, Argentina                                     Processed Beef


ITEM  3.  LEGAL PROCEEDINGS

      The Company, in the ordinary course of business, is involved in various legal proceedings. We are, however, not aware of any pending claims or litigation the outcome of which would have a material adverse effect on our business, financial position or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

      EXECUTIVE OFFICERS OF VLASIC

      The following list of executive officers as of October 2, 1998, is included herein as an item in Part I of this Form 10-K:

                                                                                                                DATE FIRST
                                                                                                                  ELECTED
                NAME                                           PRESENT TITLE                          AGE         OFFICER
                ----                                           -------------                          ---         -------
Robert F. Bernstock (1)        President and Chief Executive Officer                                  47           1998

Norma B. Carter (2)            Vice President, General Counsel and Corporate Secretary                51           1998

Mitchell P. Goldstein (3)      Vice President - Strategic Planning and Corporate
                               Development
                               President - Vlasic Farms, Inc.                                         38           1998

Murray S. Kessler (4)          Vice President
                               President - Swanson Division                                           39           1998

William R. Lewis  (5)          Vice President and Chief Financial Officer                             56           1998

Mark I. McCallum (6)           Vice President
                               President - Grocery Division                                           43           1998

Carlos Oliva Funes  (7)        Vice President
                               President - Swift Armour S.A. Argentina                                55           1998

Rolf B. Richter  (8)           Vice President
                               President - Europe                                                     44           1998


(1) Mr. Bernstock was most recently an Executive Vice President of Campbell Soup Company. He joined Campbell in March 1985 and was elected Corporate Vice President and President for U.S. Soup (1990), then was promoted to President of Campbell Soup Company, Ltd. in Canada (1992), President International Soup (1993), President of International Grocery (1994) and President of U.S. Grocery (1996).

(2) Ms. Carter served in the Legal Department of Campbell Soup Company since January 1981, most recently as Vice President - Legal.

(3) Mr. Goldstein was named President of Vlasic Farms, Inc. in June 1998. Prior to joining Vlasic, Mr. Goldstein served as the head of Strategic Planning for the Specialty Foods division of Campbell Soup Company. Prior to that, Mr. Goldstein served as the Director of Strategic Planning for the U.S. Grocery Division of Campbell. He joined Campbell in March 1995 as Director of Strategic Planning at the corporate level, where he helped develop the company's strategic growth plan. Prior to that, Mr. Goldstein worked with Mercer Management Consulting for eleven years, most recently as a Vice President and Partner.

(4) Prior to joining Vlasic, Mr. Kessler served as General Manager for the Swanson division of Campbell Soup Company. Prior to that, he served as the Vice President of Sales and Marketing for the Pace Foods division of Campbell. He joined Campbell in December 1986 and was promoted through various positions, including Vice President of Sauces and Vice President - National Sales Manager for the Meal Enhancement Group of Campbell.

(5) Prior to joining Vlasic, Mr. Lewis served as the Chief Financial Officer of 3D Ultrasound, Inc., Air & Water Technologies Corporation, and other similar assignments in association with Allen & Company. Prior to that, Mr. Lewis was Chief Financial Officer of Nutri/System, Inc., Simplicity

      Holdings, Inc. and the Culbro Corporation. He has also served as Vice President and Treasurer for Columbia Pictures, Inc. and in various financial positions with PepsiCo Inc.

(6) Mr. McCallum was named President of the Grocery Division in June 1998. Prior to joining Vlasic, Mr. McCallum served Campbell Soup Company as General Manager for the Mushroom, Open Pit and the Canadian Swanson Frozen businesses. Prior to that, he served as Vice President and General Manager for the Sanwa, Campbell's Fresh and the Prepared Foods divisions of Campbell. He joined Campbell in January 1993 as the General Manager for Campbell Australia and progressed to become the Managing Director for Campbell Asia in Hong Kong.

(7) Mr. Oliva Funes was named President of Swift-Armour in 1983 and in 1989 was appointed Vice President of Campbell Soup Company. Mr. Oliva Funes served as Chairman for the Argentine Meat Packers Association from 1992-1995, and is now the Vice Chairman. He is a member of the Argentine Chamber of Commerce and the Argentine Management Council.

(8) Prior to joining Vlasic, Mr. Richter served Campbell Soup Company as the Managing Director for the frozen and Stratford-Upon-Avon businesses in the United Kingdom and for the Kattus business in Germany. Prior to that, he served in various positions with Campbell including Managing Director of the Frozen Division in the United Kingdom; General Manager for the Ramen Division; Vice President and General Manager at Campbell Canada for Frozen Foods and Foodservice; and General Manager - Grocery Group. Mr. Richter joined Campbell in 1985.

There is no family relationship among any of the company's executive officers or between any such officer and any director of Vlasic. Executive officers of Vlasic will be elected at the December 1, 1998 meeting of the Board of Directors.

                                     PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREOWNER
          MATTERS

     Vlasic's Common Stock is listed and principally traded on the New York Stock Exchange. On October 2, 1998, there were 19,793 holders of record of Vlasic Common Stock. The market price with respect to Vlasic's Common Stock is set forth on page 45 of the 1998 Annual Report in the section of the Notes to Consolidated Financial Statements entitled "Quarterly Data (unaudited)" which is incorporated herein by reference. We currently anticipate that no cash dividends will be paid on the Vlasic Common Stock in the foreseeable future, in order to conserve cash for the repayment of debt, future acquisitions and capital expenditures.


ITEM 6.   SELECTED FINANCIAL DATA

     The information called by this Item is set forth on page 48 of the 1998 Annual Report in the section entitled "Selected Financial Data" which is incorporated herein by reference. Such information should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the company included in Item 8 of this Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      The information presented on pages 15 through 24 of the 1998 Annual Report in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" is incorporated herein by reference. The information presented on page 14 of the 1998 Annual Report in the section entitled "Pro Forma Statements of Earnings (unaudited)" is incorporated herein by reference.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information presented on pages 21 and 22 of the 1998 Annual Report in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS

      The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated September 16, 1998, appearing on pages 25 to
47 of the accompanying 1998 Annual Report to Shareowners are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7, 7A and 9, the 1998 Annual Report to Shareowners is not to be deemed filed as part of this Form 10-K Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The sections entitled "Election of Directors" and "Directors and Executive Officers Stock Ownership Reports" set forth on pages 2 through 4 and page 8 of Vlasic's Notice of Annual Meeting and Proxy Statement dated October 20, 1998 (the "1998 Proxy Statement") are incorporated herein by reference.

The information required by this Item relating to the executive officers of Vlasic is set forth in Part I of this Report on pages 8 and 9 under the heading "Executive Officers of Vlasic".


ITEM 11.  EXECUTIVE COMPENSATION

      The information set forth on pages 8 through 15 of the 1998 Proxy Statement in the section entitled "Compensation of Executive Officers" is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is set forth at pages 6 through 8 of the 1998 Proxy Statement in the sections entitled "Ownership of Directors and Executive Officers" and "Principal Shareowners" and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements

     -   Consolidated Statements of Earnings for 1998, 1997 and 1996
     -   Consolidated Balance Sheets as of August 2, 1998 and August 3, 1997
     -   Consolidated Statements of Cash Flows for 1998, 1997, and 1996
     -   Consolidated Statements of Shareowners' Equity for 1998, 1997, and 1996
     -   Notes to Consolidated Financial Statements
     -   Report of Independent Accountants

     The foregoing Financial Statements are incorporated into Part II, Item 8 of this Report by reference to pages 25 through 47 of the 1998 Annual Report.

     2.  Financial Statement Schedules

         None.

      3.  Exhibits

   NO.                         DESCRIPTION
   --                          -----------

3.1       Vlasic's Amended and Restated Certificate of Incorporation, as amended through March 30, 1998, was filed with the Securities and Exchange
          Commission ("SEC") with Vlasic's Form 10 dated March 5, 1998, and is incorporated herein by reference.
3.2       Vlasic's Amended and Restated By-Laws, effective March 30, 1998, were filed with the SEC with Vlasic's Form 10 dated March 5, 1998, and are incorporated herein by reference.
9.1       Major Stockholders' Voting Trust Agreement dated June 2, 1990, as amended, was filed with the SEC with Vlasic's Form 10 dated March 5,
          1998, and is incorporated herein by reference.
10.1      Transition Services Agreement between Campbell Soup Company and Vlasic
          Foods International Inc., effective March 30, 1998, was filed with the
          SEC with Vlasic's Form 10 dated March 5, 1998, and is incorporated herein by reference.
10.2      Benefits Sharing Agreement between Campbell Soup Company and Vlasic Foods
          International Inc., effective March 30, 1998, was filed with the SEC with
          Vlasic's Form 10 dated March 5, 1998, and is incorporated herein by reference.
10.3      Swanson Trademark License Agreement between Campbell Soup Company and
          Vlasic Foods International Inc., effective March 30, 1998, was filed with the SEC with Vlasic's Form 10 dated March 5, 1998, and is incorporated herein by reference.
10.4      Technology Sharing Agreement between Campbell Soup Company and Vlasic
          Foods International Inc., effective March 30, 1998, was filed with the
          SEC with Vlasic's Form 10 dated March 5, 1998, and is incorporated herein by reference.
10.5      Tax Sharing and Indemnification Agreement between Campbell Soup Company and Vlasic Foods International Inc., effective March 30, 1998, was filed with the SEC with Vlasic's Form 10 dated March 5, 1998, and is incorporated herein by reference.
10.6      Amended and Restated Credit Agreement dated as of September 30, 1998 among Vlasic Foods International Inc., the banks party hereto, Morgan
          Guaranty Trust Company of New York and The Chase Manhattan Bank, as
          agents.
10.7*     Personal Choice, a supplemental compensation program for Vlasic
          Executives, as amended.
10.8*     Deferred Compensation Plan effective March 30, 1998.
10.9*     1998 Long-Term Incentive Plan effective March 30, 1998.
10.10*    Annual Incentive Plan effective March 30, 1998.
10.11*    Director Compensation Plan effective March 30, 1998.
10.12*    Mid-Career Hire Pension Agreement for Robert F. Bernstock, President and
          Chief Executive Officer, dated March 30, 1998 was filed with the SEC with
          Vlasic's Form 10-Q for the Quarter ended May 3, 1998, and is incorporated herein by reference.
10.13*    Severence Protection Agreement dated June 22, 1998, with Robert F.
          Bernstock, President and Chief Executive Officer.
13.1      Pages 13 through 48 of Vlasic's 1998 Annual Report to Shareowners for the fiscal year ended August 2, 1998.
21.1      Subsidiaries of Vlasic.
23.1      Consent of Independent Accountants.
24.1      Power of Attorney.
24.2      Certified copy of the resolution of Vlasic's Board of Directors authorizing signatures pursuant to a power of attorney.
27.1      Financial Data Schedule.

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed by Vlasic during the fourth quarter of fiscal 1998.

* Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this report.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Vlasic has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:   October 20, 1998                   VLASIC FOODS INTERNATIONAL INC.





                                                 By: /s/ William R. Lewis
                                                     ---------------------
                                                     William R. Lewis
                                                     Vice President
                                                     and Chief Financial Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Vlasic and in the capacity and on the date indicated.



Date:    October 20, 1998


/s/  William R. Lewis                            /s/ Joseph Adler
---------------------------                      ---------------------------
William R. Lewis                                 Joseph Adler
Vice President                                   Vice President - Controller
and Chief Financial Officer




Donald J. Keller            Chairman and Director          }
Robert F. Bernstock         President, Chief Executive     }
                            Officer and Director           }     By: /s/ Norma B. Carter
Robert T. Blakely           Director                                    ----------------
Morris A. Cohen             Director                       }     Vice President, General Counsel and
Richard L. Huber            Director                       }     Corporate Secretary
Lawrence C. Karlson         Director                       )
Shaun F. O'Malley           Director                       }
                                                           }