Form 10-Q
period 1998-11-01
VLASIC FOODS INTERNATIONAL INC
filed 1998-12-15
CIK 1056312

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  FOR THE QUARTERLY PERIOD                              COMMISSION FILE NUMBER
            ENDED                                              1-13933
      NOVEMBER 1, 1998


                                 [VLASIC LOGO]


         NEW JERSEY                                           52-2067518
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

                                 YES /X/ NO / /

   THERE WERE 45,498,077 SHARES OF COMMON STOCK OUTSTANDING AS OF DECEMBER 1, 1998.

VLASIC FOODS INTERNATIONAL

INDEX

--------------------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION                                                   Page
                                                                                   No.
     Item 1. Financial Statements

      Consolidated Statements of Earnings (unaudited) for the three month            2
      periods ended November 1, 1998 and November 2, 1997

      Consolidated Balance Sheets as of November 1, 1998 (unaudited) and             3
      August 2, 1998 (audited)

      Consolidated Statements of Cash Flows (unaudited) for the three month          4
      periods ended November 1, 1998 and November 2, 1997

      Consolidated Statements of Shareowners' Equity (unaudited) for the             5
      three month periods ended November 1, 1998 and November 2, 1997

      Notes to Consolidated Financial Statements (unaudited)                         6

     Item 2.   Management's Discussion and Analysis of Results of Operations
                   and Financial Condition

       Pro Forma Statements of Earnings (unaudited)                                 11

       Management's Discussion and Analysis of Results of Operations and            12
       Financial Condition

     Item 3.   Market Risk                                                          17


PART II.   OTHER INFORMATION

     Item 1.   Legal Proceedings                                                    18
     Item 2.   Changes in Securities                                                18
     Item 3.   Defaults upon Senior Securities                                      18
     Item 4.   Submission of Matters to a Vote of Security Holders                  18
     Item 5.   Other Information                                                    18
     Item 6.   Exhibits and Reports on Form 8-K                                     18

SIGNATURE PAGE                                                                      19

                         PART I. FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1. FINANCIAL STATEMENTS

VLASIC FOODS INTERNATIONAL

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
--------------------------------------------------------------------------------
(in thousands except per share amounts)

                                                                 THREE MONTHS ENDED
                                                             --------------------------
                                                             November 1,     November 2,
                                                                1998            1997
---------------------------------------------------------------------------------------
Net sales (including to related parties of
$44,809 and $39,817, respectively)                            $ 327,050       $ 347,852
---------------------------------------------------------------------------------------

Costs and expenses
  Cost of products sold                                         236,539         251,340
  Marketing and selling expenses                                 52,345          56,525
  Administrative expenses                                        18,243          14,884
  Research and development expenses                               1,502           2,018
  Other (income) expenses                                           542          (1,443)
---------------------------------------------------------------------------------------
      Total costs and expenses                                  309,171         323,324
---------------------------------------------------------------------------------------

Earnings before interest and taxes                               17,879          24,528
Interest expense, net                                            10,515             539
---------------------------------------------------------------------------------------
Earnings before taxes                                             7,364          23,989
Taxes on earnings                                                 2,700           7,916
---------------------------------------------------------------------------------------
Net earnings                                                  $   4,664       $  16,073
=======================================================================================

Earnings Per Share:
Per share - basic                                             $    0.10

Weighted average shares outstanding - basic                      45,491

Per share - assuming dilution                                 $    0.10

Weighted average shares outstanding - assuming dilution          45,716
---------------------------------------------------------------------------------------

Pro Forma Earnings Per Share:(1)
Per share - basic                                             $    0.10       $    0.20

Per share - assuming dilution                                 $    0.10       $    0.20


(1)   See PRO FORMA STATEMENTS OF EARNINGS included on page 11 herein.


See accompanying Notes to Consolidated Financial Statements.

VLASIC FOODS INTERNATIONAL

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(in thousands)


                                                                November 1,       August 2,
                                                                  1998             1998
                                                               ---------------------------
                                                               (unaudited)       (audited)
Current assets
  Cash and cash equivalents                                     $   7,205        $  16,333
  Accounts receivable                                             146,551          127,644
  Inventories                                                     206,928          183,763
  Other current assets                                             22,735           25,200
------------------------------------------------------------------------------------------
    Total current assets                                          383,419          352,940
------------------------------------------------------------------------------------------

  Plant assets, net                                               513,179          520,075
  Other assets, principally intangible assets, net                 87,250           86,258
------------------------------------------------------------------------------------------
Total assets                                                    $ 983,848        $ 959,273
==========================================================================================

Current liabilities
  Notes payable                                                 $  13,088        $  12,535
  Payable to suppliers and others                                 104,087          121,210
  Accrued liabilities                                              99,022           93,330
------------------------------------------------------------------------------------------
    Total current liabilities                                     216,197          227,075
------------------------------------------------------------------------------------------

Long-term debt                                                    586,026          558,873
Deferred income taxes                                              19,509           19,673
Other liabilities                                                  47,161           47,048
------------------------------------------------------------------------------------------
    Total liabilities                                             868,893          852,669
------------------------------------------------------------------------------------------

Shareowners' equity
  Preferred stock, no par value; authorized 4,000 shares;            --               --
    none issued
  Common stock, no par value; authorized 56,000 shares;
    issued shares 45,495 and 45,488 at November 1, 1998
    and August 2, 1998, respectively                              137,612          137,473
  Accumulated deficit                                             (20,451)         (25,115)
  Accumulated other comprehensive income                           (2,206)          (5,754)
------------------------------------------------------------------------------------------
    Total shareowners' equity                                     114,955          106,604
------------------------------------------------------------------------------------------
Total liabilities and shareowners' equity                       $ 983,848        $ 959,273
==========================================================================================


See accompanying Notes to Consolidated Financial Statements.

VLASIC FOODS INTERNATIONAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------
(in thousands)


                                                            THREE MONTHS ENDED
                                                        ----------------------------
                                                        November 1,      November 2,
                                                           1998            1997
---------------------------------------------------------------------------------
Cash flows from operating activities:
    Net earnings                                         $  4,664        $ 16,073
    Non-cash charges to net earnings
      Depreciation and amortization                        11,450          11,491
      Deferred income taxes                                 1,586              56
      Other, net                                              112             107
    Changes in working capital
      Accounts receivable                                 (17,723)        (42,986)
      Inventories                                         (21,882)        (20,777)
      Other current assets and liabilities                (11,917)        (39,765)
---------------------------------------------------------------------------------
         Net cash used in operating activities            (33,710)        (75,801)
---------------------------------------------------------------------------------

Cash flows from investing activities:
    Purchases of plant assets                              (8,542)        (10,607)
    Sales of plant assets                                   4,849             457
    Other, net                                                 (9)            201
---------------------------------------------------------------------------------
         Net cash used in investing activities             (3,702)         (9,949)
---------------------------------------------------------------------------------

Cash flows from financing activities:
    Long-term borrowings                                   73,542            --
    Repayment of long-term borrowings                     (46,500)            221
    Short-term borrowings                                     538           3,117
    Issuance of common stock                                  139            --
    Net transactions with Campbell                           --            74,592
---------------------------------------------------------------------------------
         Net cash provided by financing activities         27,719          77,930
---------------------------------------------------------------------------------

    Effect of exchange rate changes on cash                   565              20
---------------------------------------------------------------------------------
         Net change in cash and cash equivalents           (9,128)         (7,800)

Cash and cash equivalents - beginning of period            16,333           9,409
---------------------------------------------------------------------------------
Cash and cash equivalents - end of period                $  7,205        $  1,609
=================================================================================


See accompanying Notes to Consolidated Financial Statements.

VLASIC FOODS INTERNATIONAL

CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------
(in thousands)



                                               Issued                                          Accumulated
                                           Common Stock                           Campbell        Other            Total
                                       -------------------       Accumulated         Net       Comprehensive    Shareowners'
                                       Shares        Amount        Deficit        Investment      Income(1)        Equity
--------------------------------------------------------------------------------------------------------------------------
Balance at August 3, 1997                  --       $     --       $     --          $633,168     $   (870)       $632,298
Net earnings                               --             --             --            16,073           --          16,073
Foreign currency translation
   adjustments                             --             --             --                --        5,684           5,684
Net transactions with Campbell             --             --             --            74,592           --          74,592
--------------------------------------------------------------------------------------------------------------------------
Balance at November 2, 1997                --       $     --       $     --          $723,833     $  4,814        $728,647
==========================================================================================================================

Balance at August 2, 1998              45,488       $137,473       $(25,115)               --     $ (5,754)       $106,604
Net earnings                               --             --          4,664                --           --           4,664
Issuance of shares of common
   stock as a result of exercised
   stock options                            7            139             --                --           --             139
Foreign currency translation               --             --             --                --        3,548           3,548
   adjustments
--------------------------------------------------------------------------------------------------------------------------
Balance at November 1, 1998            45,495       $137,612       $(20,451)               --     $ (2,206)       $114,955
==========================================================================================================================


(1) Accumulated other comprehensive income consists solely of foreign currency translation adjustments.


See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------
(in thousands)


1.  VLASIC FOODS INTERNATIONAL SPIN-OFF FROM CAMPBELL SOUP COMPANY

   On March 30, 1998, one share of Vlasic Foods International Inc. (the Company), no par value common stock, was distributed to shareowners of Campbell Soup Company (Campbell) for every ten shares of Campbell capital stock held by such shareowners at the record date in a tax-free distribution. At the time of distribution, the Company began operations as a separate independent publicly-owned company.

   In connection with the spin-off, the Company incurred incremental debt of approximately $560 million under a five year $750 million unsecured revolving credit facility, consisting of $500 million assumed from Campbell and $60 million incurred to repay certain intercompany payables representing advances from Campbell to subsidiaries of the Company.

   The historical financial statements of the Company for the three months ended November 2, 1997 reflect periods during which the Company did not operate as a separate, independent company; certain estimates, assumptions and allocations were made in preparing such financial statements. Therefore, such historical financial statements do not necessarily reflect the results of operations that would have existed had the Company been separate and independent.


2.  INTERIM FINANCIAL INFORMATION

   The accompanying unaudited consolidated financial statements for the three month periods ended November 1, 1998 and November 2, 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition contained herein and the Company's Annual Report and Form 10-K for the fiscal year ended August 2, 1998.


3.   EARNINGS PER SHARE

   Earnings per share have been calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Weighted average shares outstanding assuming dilution reflects outstanding stock option grants. Historical earnings per share for the three months ended November 2, 1997 are not presented since the Company's common stock was not part of the capital structure of Campbell for this period. Pro forma earnings per share assume common shares outstanding as of the spin-off date were outstanding for the entire period.


4.   COMPREHENSIVE INCOME

   During the first quarter of fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 establishes new standards for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net earnings or shareowners' equity. Comprehensive income is defined as the change in shareowners' equity during a period from transactions from nonowner sources. For the Company, comprehensive income consists of net earnings and foreign currency translation adjustments. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

   During the first quarter of fiscal 1999 and 1998, total comprehensive income amounted to $6,910 and $19,881, respectively. The components of comprehensive income, net of related tax, for the Company are as follows:


                                                     THREE MONTHS ENDED
                                                   -----------------------
                                                   November 1,  November 2,
                                                     1998           1997
--------------------------------------------------------------------------
Net earnings                                       $ 4,664       $16,073


Other comprehensive income
    Foreign currency translation adjustments         2,246         3,808
------------------------------------------------------------------------
Comprehensive income                               $ 6,910       $19,881
========================================================================

5.    RESTRUCTURING CHARGES

                                        Loss on
                                          Asset        Severance
                                        Disposition    and Benefits       Other           Total
-------------------------------------------------------------------------------------------------
Balance at August 2, 1998                $ 14,679        $  6,951        $  3,104        $ 24,734
First quarter fiscal 1999 activity         (3,690)         (1,527)           (334)         (5,551)
-------------------------------------------------------------------------------------------------
Balance at November 1, 1998              $ 10,989        $  5,424        $  2,770        $ 19,183
=================================================================================================


   A special charge of $28,050 ($21,815 after tax) was recorded in the third quarter of fiscal 1998 to cover the costs of a restructuring program. The restructuring program was designed to improve operational efficiency by exiting certain U.S. and European administrative offices and production facilities and is expected to be completed during the third quarter of fiscal 1999. The worldwide workforce will be reduced by approximately 425 full-time administrative and operational positions. As part of this restructuring program, in September 1998 the Company sold its Peterlee frozen foods facility in the U.K. Additionally, during November 1998, the Company commenced closing of its seasonal pickle plant in Bridgeport, Michigan. The plant employed approximately 25 full-time workers and an additional 375 seasonal workers from May through September. The restructuring charge included approximately $11,600 primarily related to severance and employee benefit costs which will be paid in cash. The balance of the restructuring charge, amounting to $16,500, related to non-cash charges for losses on the disposition of plant assets.

   The above restructuring accruals as of November 1, 1998 are included in Accrued liabilities on the Consolidated Balance Sheet.

6. SEGMENT AND GEOGRAPHIC AREA INFORMATION

   The Company groups its businesses in three operating segments: frozen foods, grocery products and agricultural products. These operating segments are managed as strategic units due to their distinct manufacturing processes, marketing strategies and distribution channels. The FROZEN FOODS SEGMENT consists of Swanson frozen foods in the U.S. and Canada and Freshbake frozen foods in the U.K. The GROCERY PRODUCTS SEGMENT includes Vlasic retail and foodservice pickles and condiments in the U.S., Open Pit barbecue sauce in the U.S., SonA and Rowats pickles, canned beans and vegetables in the U.K., Kattus gourmet foods distribution in Germany and Swift canned meat pates and other grocery products in Argentina. The AGRICULTURAL PRODUCTS SEGMENT includes the U.S. fresh mushroom business, chilled and frozen beef, frozen cooked beef and canned corned beef exported from Argentina and contract manufacturing of frozen foodservice product for Campbell's Foodservice in the U.S. Corporate expenses and assets have been allocated to the segments. Intersegment sales represent the sale of beef between Agricultural Products and Frozen Foods.


                                            THREE MONTHS ENDED
                                          -----------------------
                                          November 1,  November 2,
SEGMENT INFORMATION                          1998           1997
-------------------------------------------------------------------
Net Sales
   Frozen Foods                          $ 141,315        $ 157,654
   Grocery Products                         96,964          102,195
   Agricultural Products                    91,642           91,669
   Eliminations                             (2,871)          (3,666)
-------------------------------------------------------------------
     Total                               $ 327,050        $ 347,852
===================================================================

Earnings Before Interest and Taxes
   Frozen Foods                          $  13,482        $  18,802
   Grocery Products                          8,077            4,986
   Agricultural Products                    (3,680)             740
-------------------------------------------------------------------
     Total                               $  17,879        $  24,528
===================================================================


                                        November 1,      August 2,
                                          1998             1998
                                        -------------------------
Total Assets
   Frozen Foods                         $298,292         $286,197
   Grocery Products                      393,586          374,178
   Agricultural Products                 291,970          298,898
-----------------------------------------------------------------
     Total                              $983,848         $959,273
=================================================================

The following presents information about operations in different geographic areas:

                                            THREE MONTHS ENDED
                                          -----------------------
                                          November 1,  November 2,
GEOGRAPHIC INFORMATION                      1998           1997
-------------------------------------------------------------------
Net Sales
  United States                          $ 213,999        $ 228,451
  Europe                                    65,262           67,261
  South America                             50,660           55,806
  Eliminations                              (2,871)          (3,666)
-------------------------------------------------------------------
    Total                                $ 327,050        $ 347,852
===================================================================

Earnings Before Interest and Taxes
  United States                          $  19,203        $  23,981
  Europe                                     1,908              (32)
  South America                             (3,232)             579
-------------------------------------------------------------------
    Total                                $  17,879        $  24,528
===================================================================


7.    INVENTORIES


                                             November 1,     August 2,
                                                1998           1998
-----------------------------------------------------------------------

Raw materials, containers and supplies       $  55,766        $  52,074
Finished goods                                 164,475          144,044
-----------------------------------------------------------------------
                                               220,241          196,118
Less: Adjustment to LIFO basis                 (13,313)         (12,355)
-----------------------------------------------------------------------
    Total                                    $ 206,928        $ 183,763
=======================================================================


   Inventories for which the LIFO method of determining cost is used represented approximately 63% and 62% of inventories at November 1, 1998 and August 2, 1998, respectively.

8.  LONG-TERM DEBT

   Long-term debt consists of the following:

                                             November 1,     August 2,
                                                1998           1998
-----------------------------------------------------------------------

Bank borrowings                               $584,000       $557,000
Capital lease obligations and other              2,026          1,873
---------------------------------------------------------------------
Total                                         $586,026       $558,873
=====================================================================


   In connection with the spin-off, the Company incurred incremental debt of approximately $560 million under a five year $750 million unsecured revolving credit facility, consisting of $500 million assumed from Campbell and $60 million incurred to repay certain intercompany payables representing advances from Campbell to subsidiaries of the Company. As of September 30, 1998, the Company amended its existing revolving credit facility whereby $100 million was converted to a term loan and the commitment under the revolving credit facility was reduced to $550 million. At November 1, 1998, $484 million was outstanding under the revolving credit facility and $100 million was outstanding under the term loan. The term loan has the same terms and conditions as the amended revolving credit facility. The amended agreement contains covenants, including but not limited to, the mandatory repayment of debt, the reduction of the commitment upon the sale of assets and equity, the incurrence of additional debt, limitations on capital spending, restrictions of dividend payments, and certain other financial ratio covenants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

PRO FORMA STATEMENTS OF EARNINGS (UNAUDITED)
--------------------------------------------------------------------------------
(in thousands except per share amounts)


   The Company's Pro Forma Statements of Earnings presented below produce more meaningful comparisons as the three month period ended November 2, 1997 includes interest expense on a pro forma basis. Only the Company's historical Statements of Earnings for the three month period ended November 1, 1998 include interest expense on the incremental debt incurred as of the spin-off. The pro forma information assumes the spin-off occurred at the beginning of fiscal 1998. However, the pro forma information is not necessarily indicative of results that would have occurred if the Company had been independent since the beginning of fiscal 1998 or of future results. The Pro Forma Statements of Earnings of the Company should be read in conjunction with the Company's historical consolidated financial statements and the accompanying notes thereto.

                                                                     THREE MONTHS ENDED
                                                                 -------------------------
                                                                 November 1,    November 2,
                                                                    1998           1997
                                                                 -------------------------
Net sales                                                         $ 327,050       $ 347,852
-------------------------------------------------------------------------------------------
Costs and expenses
    Cost of products sold                                           236,539         251,340
    Marketing and selling expenses                                   52,345          56,525
    Administrative expenses                                          18,243          14,884
    Research and development expenses                                 1,502           2,018
    Other (income) expenses                                             542          (1,443)
-------------------------------------------------------------------------------------------
      Total costs and expenses                                      309,171         323,324
-------------------------------------------------------------------------------------------
Pro Forma Earnings:(1)
Earnings before interest and taxes                                   17,879          24,528
Interest expense, net                                                10,515          10,316
-------------------------------------------------------------------------------------------
Earnings before taxes                                                 7,364          14,212
Taxes on earnings                                                     2,700           5,013
-------------------------------------------------------------------------------------------
Pro forma earnings                                                $   4,664       $   9,199
===========================================================================================
Pro Forma Earnings Per Share assuming dilution                    $    0.10       $    0.20

Weighted average shares outstanding assuming dilution(2)(3)          45,716          45,941


(1) Pro Forma Earnings for the quarter ended November 2, 1997 gives effect for interest expense on incremental debt incurred as of the spin-off as if it were outstanding for the entire period. The related tax impact of the pro forma interest expense is included within the provision for income taxes.

(2) Pro Forma Earnings Per Share for the quarter ended November 2, 1997 assumes common shares outstanding as of the spin-off date were outstanding for the entire period.

(3) Weighted average shares outstanding assuming dilution reflects outstanding stock option grants during the periods.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

INTRODUCTION

   On March 30, 1998, one share of Vlasic Foods International Inc. (the Company), no par value common stock, was distributed to shareowners of Campbell Soup Company (Campbell) for every ten shares of Campbell capital stock held by such shareowners at the record date in a tax-free distribution. At the time of the distribution, the Company began operations as a separate independent publicly-owned company.

   In connection with the spin-off, the Company incurred incremental debt of approximately $560 million under a five year $750 million unsecured revolving credit facility, consisting of $500 million assumed from Campbell and $60 million incurred to repay certain intercompany payables representing advances from Campbell to subsidiaries of the Company.

   This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of the Company for the three months ended November 1, 1998 and November 2, 1997. Results for the first quarter of fiscal 1998 presented may not necessarily be indicative of the results of operations that would have occurred if the Company had operated as an independent company as of the beginning of fiscal 1998 or of the Company's future performance. The following discussion of results of operations and liquidity and capital resources should be read in conjunction with the consolidated financial statements and the related accompanying notes thereto.


RESULTS OF OPERATIONS

Overview

   Net sales for the first quarter of fiscal 1999 were $327.1 million, a decrease of 6% from the same period in fiscal 1998. Net earnings of $4.7 million or $0.10 per share for the first quarter of fiscal 1999 represents an $11.4 million decrease in earnings from the first quarter of fiscal 1998. However, the first quarter fiscal 1999 earnings amount includes one-time pre-tax charges of approximately $3.5 million for overlapping administrative transition costs and information technology expenses incurred to create the Company's long-term infrastructure. In addition, the historical financial statements for the first quarter of fiscal 1998 reflect minimal interest expense prior to the spin-off as there was no allocation of interest expense on Campbell's net investment. Subsequent to the spin-off, interest expense includes interest on the debt assumed from Campbell as well as the debt related to the increase in working capital. Management believes the pro forma financial information appearing on page 11 provides more meaningful comparisons.

   Assuming that the spin-off had been consummated as of the beginning of fiscal 1998, pro forma net interest expense would have been approximately $10.3 million and pro forma net earnings would have been approximately $9.2 million or $0.20 per share for the first quarter of fiscal 1998. Net earnings before one-time charges were $6.9 million or $0.15 per share for the first quarter of fiscal 1999 or a decrease of $2.3 million on a comparable basis.

Consolidated Statements of Earnings

   The following table sets forth certain items in the Company's consolidated statements of earnings as percentages of its net sales for the periods indicated:




                                                 THREE MONTHS ENDED
                                             ---------------------------
                                             November 1,      November 2,
                                                1998             1997
-------------------------------------------------------------------------
Net sales                                      100.0%         100.0%
-------------------------------------------------------------------------
Cost of products sold                           72.3%          72.3%
Marketing and selling expenses                  16.0%          16.2%
Administrative expenses                          5.6%           4.2%
Research and development expenses                0.4%           0.6%
Other (income) expenses                          0.2%          -0.4%
-------------------------------------------------------------------------
    Total costs and expenses                    94.5%          92.9%
-------------------------------------------------------------------------

-------------------------------------------------------------------------
Earnings before interest and taxes               5.5%           7.1%
=========================================================================

Three Months Ended November 1, 1998 Compared to Three Months Ended November 2, 1997

   Net sales of $327.1 million in the first quarter of fiscal 1999 decreased 6% from the first quarter of fiscal 1998. The sales decrease was primarily due to lower sales in the Swanson U.S. frozen food and Vlasic pickle businesses as a result of decreased volumes driven by lower consumption attributable to reduced merchandising and increased competitive activities. Declines in exports from Argentina as well as sales in the UK frozen foods businesses contributed to the overall decline in net sales, partially offset by increases in the German gourmet foods businesses.

   Cost of products sold as a percentage of net sales remained the same at 72.3% in the first quarter of fiscal 1999 and the same period of the prior year as benefits of cost savings programs were offset by higher cattle costs in Argentina.

   Marketing and selling expenses as a percentage of net sales decreased slightly in the first quarter of fiscal 1999 to 16.0% from 16.2% in the first quarter of fiscal 1998.

   Administrative and research and development expenses, as a percentage of net sales, increased 1.2 points in the first quarter of fiscal 1999 to 6.0% from 4.8% in the same period of the prior year primarily as a result of duplicative transition related costs and costs related to the development of the Company's information technology infrastructure.

   Other (income) expenses in the first quarter of fiscal 1998 included a gain on fire insurance settlement.

   Earnings before interest and taxes as a percentage of net sales were 5.5% in the first quarter of fiscal 1999 compared to 7.1% in the first quarter of fiscal 1998. Excluding the one-time charges for overlapping administrative transition costs and information technology expenses incurred to create the Company's long-term infrastructure in the first quarter of fiscal 1999, earnings before interest and taxes would have been 6.5% of net sales.

   The historical financial statements for the first quarter of fiscal 1998 reflect minimal interest expense prior to the spin-off as there was no allocation of interest expense on Campbell's net investment. Subsequent to the spin-off, interest expense includes interest on the debt assumed from Campbell as well as the debt related to the increase in working capital. Management believes the pro forma financial information appearing on page 11 provides more meaningful comparisons.

   The effective tax rate was 36.7% in the first quarter of fiscal 1999 compared to 33.0% in the first quarter of fiscal 1998. The higher tax rate in the current year is primarily driven by lower earnings in Argentina where the tax rates benefit from export rebates and other tax incentives which are excludable from taxable income.

Results by Segment

   The following table sets forth certain segment information for the fiscal periods indicated:

                                                 THREE MONTHS ENDED
                                             -------------------------
                                             November 1,    November 2,
SEGMENT INFORMATION                             1998           1997
-----------------------------------------------------------------------
Net Sales
   Frozen Foods                              $ 141,315       $ 157,654
   Grocery Products                             96,964         102,195
   Agricultural Products                        91,642          91,669
   Eliminations                                 (2,871)         (3,666)
-----------------------------------------------------------------------
     Total                                   $ 327,050       $ 347,852
=======================================================================

Earnings Before Interest and Taxes
   Frozen Foods                              $  13,482       $  18,802
   Grocery Products                              8,077           4,986
   Agricultural Products                        (3,680)            740
-----------------------------------------------------------------------
     Total                                   $  17,879       $  24,528
=======================================================================

   Net sales of the frozen foods segment decreased 10.4% to $141.3 million in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998. Lower Swanson U.S volumes due to lower consumption as a result of reduced merchandising and increased competitive activities drove the sales decrease. The segment's earnings before interest and taxes decreased 28.3% to $13.5 million in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998, driven primarily by lower sales volumes and the allocation of one-time charges for overlapping administrative transition costs and certain information technology expenses.

   Net sales of the grocery products segment decreased 5.1% to $97.0 million in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998. The decrease was primarily driven by lower Vlasic pickle volumes driven by lower consumption as a result of reduced merchandising and advertising and increased competitive activities. Partially offsetting this decline was an increase in sales in the German gourmet foods business. The segment's earnings before interest and taxes increased 62.0% to $8.1 million in the first quarter of fiscal 1999 driven predominately by significant improvements in the German gourmet foods business, partially offset by the allocation of one-time charges for overlapping administrative transition costs and certain information technology expenses. Vlasic pickle earnings for the first quarter of fiscal 1999 approximated the earnings for the first quarter of fiscal 1998 as lower advertising expenses offset the impact of lower volume.

   Net sales of the agricultural products segment remained relatively consistent in the first quarter periods of both fiscal 1999 and fiscal 1998. The segment incurred a loss of $3.7 million in the first quarter of fiscal 1999 compared to earnings of $0.7 million in the same period of the prior year. This is primarily due to the highest cattle costs in over a decade in Argentina, a reduction of non-operating income in Argentina and the allocation of one-time charges for overlapping administrative transition costs and certain information technology expenses.

LIQUIDITY AND CAPITAL RESOURCES

   In connection with the spin-off, the Company incurred incremental debt of approximately $560 million under a five year $750 million unsecured revolving credit facility, consisting of $500 million assumed from Campbell and $60 million incurred to repay certain intercompany payables representing advances from Campbell to subsidiaries of the Company. As of September 30, 1998, the Company amended its existing revolving credit facility whereby $100 million was converted to a term loan and the commitment under the revolving credit facility was reduced to $550 million. The term loan has the same terms and conditions as the amended revolving credit facility. The amended agreement contains covenants, including but not limited to, the mandatory repayment of debt, the reduction of the commitment upon the sale of assets and equity, the incurrence of additional debt, limitations on capital spending, restrictions of dividend payments, and certain other financial ratio covenants. At November 1, 1998, $484 million was outstanding under the revolving credit facility and $100 million was outstanding under the term loan with $66 million available to support the Company's capital requirements including working capital needs and capital expenditures.

   The Company anticipates that its operating cash flow, together with available borrowings under its credit facility, will be sufficient to meet its working capital requirements, capital expenditure requirements and interest service requirements on its debt obligations.

   Net cash used in operating activities was $33.7 million in the first quarter of fiscal 1999 compared to $75.8 million in the first quarter of fiscal 1998. The improvement in cash flow from operations was principally driven by a smaller seasonal increase in working capital of $51.5 million in the first quarter of fiscal 1999 compared to $103.5 million in the first quarter of fiscal 1998, partially offset by the impact of lower net earnings in the first quarter of fiscal 1999. The increase in working capital was attributed to an increase in receivables and inventory, partially offset by an increase in domestic marketing and interest accruals. The increase in receivables results from trade receivables from Campbell previously eliminated as intercompany balances and seasonal increases in frozen food and pickle receivables. The increase in inventory represents a seasonal increase in primarily pickles and frozen food inventories.

   Cash used in investing activities was principally for capital expenditures. Capital expenditures were $8.5 million in the first quarter of fiscal 1999 compared to $10.6 million in the same period of the prior year. Capital expenditures were higher in the prior year due to new capacity added to certain Vlasic pickle and Swanson frozen food production facilities. Capital expenditures for fiscal year 1999 are expected to approximate $50 million.

   Cash provided by financing activities was principally funded from $27.0 million of net borrowings under the revolving credit facility. Such financing activities were used primarily for working capital requirements.

YEAR 2000

   The Year 2000 issue is the result of date-sensitive computer programs using two digits rather than four to define the applicable year. If not corrected, this could result in system failures or miscalculations leading to significant disruptions in a company's operations. Prior to the Company's spin-off from Campbell, a worldwide information technology project was initiated to identify areas impacted by Year 2000 issues. The purpose of this high-priority project is to identify and remediate non-ready systems and devices before business processes are affected. The Company has completed a global business impact assessment and has plans for timely correction, retirement, replacement or updating of non-ready systems. The Company has been aided in this effort by the fact that it was only recently spun-off as an independent entity on March 30, 1998 and many of its business and information systems in the U.S. have been newly purchased and implemented with Year 2000 compliant technology. The implementation of newly purchased systems is targeted for completion by April 2, 1999 and is approximately 70% completed.

   The actual work of remediating and testing those systems that are not new has begun and is targeted for completion by December 31, 1998 for the Company's identified critical systems and July 31, 1999 for other systems. These phases of the project are approximately 65% completed. Critical systems include business planning and control process manufacturing, sales order billing and warehouse management systems, that, if shut down or interrupted, could have a material adverse effect on the Company's results of operations, financial condition and cash flow. The Company is partnering with experienced systems integration and Year 2000 vendors in the execution of the Year 2000 master plan.

   The project has clear management responsibility, budgets, plans and reporting requirements. Comprehensive budgets and a master plan have been developed. Monthly project tracking and management reporting processes are in place. The tracking process measures progress (plan versus actual) for applications at a milestone level. The scope of the project covers information technology systems, Company infrastructure, including plant floor devices, and the Company's service partners, including logistical operations. An assessment of the Company's global information technology infrastructure has been completed and engineers are currently remediating the plant production facilities. Remediation of the technology infrastructure is targeted for completion by October 31, 1999 and is approximately 50% completed.

   The Company will test all electronic interfaces with trading partners and suppliers as part of the new system development project which are scheduled to be completed by July 31, 1999. Additionally, questionnaires have been sent to all major suppliers. Responses from suppliers are continually evaluated and updated reports are being requested.

   The Company reviewed the risks of Year 2000 issues and believes the risks are minimized due to the policy of implementing standard tested and certified Year 2000 systems after the spin-off. The completed risk analysis performed by the independent engineers for plant non-information technology systems has not identified any significant risks. Because the Company's Year 2000 compliance is dependent upon key third parties also being Year 2000 compliant on a timely basis, there can be no guarantee that the Company's efforts will prevent a material adverse impact on its results of operations, financial condition and cash flows. The possible consequences of not being fully Year 2000 compliant include temporary plant closings, delays in the delivery of finished products, delays in the receipt of key ingredients, containers and packaging supplies, invoice and collection errors and inventory and supply obsolescence. These consequences could have a material adverse impact on the Company's results of operations, financial condition and cash flows if the Company is unable to conduct its business in the ordinary course. The Company believes that its readiness program should significantly reduce the adverse effect any such disruptions may have.

   Concurrently with the Year 2000 readiness measures described above, the Company and its operating subsidiaries are developing contingency plans intended to mitigate the possible disruption in business operations that may result from the Year 2000 issue, and are developing cost estimates for such plans. Once developed, contingency plans and related cost estimates will be continually refined as additional information becomes available.

   The anticipated costs associated with modifying current systems to be Year 2000 compliant will be expensed as incurred; such costs total $3 million of which $0.3 million was incurred during the first quarter of fiscal 1999 and $1.0 million was incurred during fiscal 1998. While there can be no assurance that the Company and its suppliers and customers will fully resolve all Year 2000 issues, neither the estimated cost to become Year 2000 operationally effective nor the outcome of the Year 2000 problem is expected to have a material impact on the Company's operations, liquidity or financial position.


FORWARD-LOOKING INFORMATION

   This report contains certain forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. This information is based on management's current views and assumptions regarding future events and financial performance and is subject to risks and uncertainties that could cause actual results to differ materially from those expressed in this report and filings with the Securities and Exchange Commission. Important facts that could cause such differences include, but are not limited to:

- Completion of the German gourmet foods distribution business divestiture in 1999, which is dependent on the Company's ability to find a buyer to purchase the business at a price considered appropriate.

- Market risks associated with financial instruments that may vary due to the impact of unforeseen economic changes, such as currency exchange rates, inflation rates and recessionary trends.

- Continued compliance with the covenants and the terms of the amended credit facility.

- The Company's ability to maintain capital expenditures within the forecasted limits.

- Impact of the Year 2000 issues associated with the Company's business and information systems and embedded technology as well as the information technology of its vendors, suppliers, service providers and customers.

- Implementation of information technology systems by the targeted completion dates.

- Inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance.

- The Company's ability to achieve the forecasted savings related to the restructuring program.


ITEM 3. MARKET RISK

   The Company uses or is permitted to use financial instruments, including fixed and variable rate debt, as well as swap, forward and option contracts, to finance its operations and to hedge interest rate and currency exposures. The swap, forward and option contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged instrument.

   As disclosed in the Company's Annual Report, the Company has entered into a forward starting swap contract with a 10 year maturity and a notional amount of $50 million which hedges a portion of the treasury interest rate exposure associated with the planned issuance of longer term debt in fiscal 1999. The forward starting swap will be settled in cash on or about the time longer term debt is issued. It would have cost approximately $2.4 million to settle the contract as of November 1, 1998.

   There have been no other material changes in the Company's market risk during the first quarter ended November 1, 1998. For additional information, refer to pages 21 and 22 of the Company's Annual Report for the fiscal year ended August 2, 1998.

                             PART II. OTHER INFORMATION
-------------------------------------------------------------------------------

ITEM 1. LEGAL PROCEEDINGS

   As previously reported in the Company's Form 10-K, dated October 20, 1998, management is not aware of any pending claims or litigation the outcome of which would have a material adverse effect on the Company's business, financial position or results of operations.


ITEM 2. CHANGES IN SECURITIES

   None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

ITEM 5. OTHER INFORMATION

   A. Cautionary Statement on Forward-Looking statements

      This report contains certain forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. This information is based upon management's current views and assumptions regarding future events and financial performance and is subject to risks and uncertainties that could cause actual results to differ materially from those expressed in this report. Additional information concerning factors that could cause actual results to vary materially from the results anticipated can be found on page 16 in Management's Discussion and Analysis of Results of Operations and Financial Condition and in the Company's Annual Report on Form 10-K for the fiscal year ended August 2, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   A. Exhibits

      (27) Financial Data Schedule


   B. Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ended November 1, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VLASIC FOODS INTERNATIONAL INC.



Dated:   December 15, 1998                By: /s/ Mitchell P. Goldstein
                                              --------------------------
                                                Mitchell P. Goldstein
                                                Vice President and Chief
                                                Financial Officer