Form 10-Q
period 1999-01-31
VLASIC FOODS INTERNATIONAL INC
filed 1999-03-16
CIK 1056312

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               -------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                                 [VLASIC LOGO]




      FOR THE QUARTERLY PERIOD ENDED             COMMISSION FILE NUMBER
             JANUARY 31, 1999                           1-13933

                NEW JERSEY                             52-2067518
          STATE OF INCORPORATION             I.R.S. EMPLOYER IDENTIFICATION NO.


                                  VLASIC PLAZA
                              SIX EXECUTIVE CAMPUS
                       CHERRY HILL, NEW JERSEY 08002-4112
                           PRINCIPAL EXECUTIVE OFFICES

                         TELEPHONE NUMBER: 609-969-7100

               -------------------------------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                         YES | X |         NO
                                             -----             -----

     THERE WERE 45,502,127 SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 1,
1999.



===============================================================================

                           VLASIC FOODS INTERNATIONAL

                                      INDEX



PART I.   FINANCIAL INFORMATION                                                            Page No.

     Item 1. Financial Statements

         Consolidated Statements of Earnings (unaudited) for the three and six
         month periods ended January 31, 1999 and February 1, 1998                             2

         Consolidated Balance Sheets as of January 31, 1999 (unaudited) and
         August 2, 1998 (audited)                                                              3

         Consolidated Statements of Cash Flows (unaudited) for the six month
         periods ended January 31, 1999 and February 1, 1998                                   4

         Consolidated Statements of Shareowners' Equity (unaudited) for the six
         month periods ended January 31, 1999 and February 1, 1998                             5

         Notes to Consolidated Financial Statements (unaudited)                                6

     Item 2. Management's Discussion and Analysis of Results of Operations and
             Financial Condition

         Pro Forma Statements of Earnings (unaudited)                                          11

         Management's Discussion and Analysis of Results of Operations and
         Financial Condition                                                                   12

     Item 3. Market Risk                                                                       21


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                                               22
     Item 2.   Changes in Securities                                                           22
     Item 3.   Defaults upon Senior Securities                                                 22
     Item 4.   Submission of Matters to a Vote of Security Holders                             22
     Item 5.   Other Information                                                               22
     Item 6.   Exhibits and Reports on Form 8-K                                                23

SIGNATURE PAGE                                                                                 23

                          PART I. FINANCIAL INFORMATION
-------------------------------------------------------------------------------
ITEM 1.  FINANCIAL STATEMENTS



                           VLASIC FOODS INTERNATIONAL

                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                     (in thousands except per share amounts)


                                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                -------------------------------   --------------------------------
                                                                  January 31,      February 1,       January 31,      February 1,
                                                                     1999             1998              1999             1998
                                                                --------------   --------------   ---------------  ---------------
Net sales (including $38,903 and $43,815 in the second
 quarters, respectively, and $83,712 and $83,632 in the
 six month periods, respectively, to related parties)              $356,625         $375,317          $683,675         $723,169
                                                                   --------         --------          --------         --------

 Costs and expenses
 Cost of products sold                                              249,209          267,884           485,748          519,224
 Marketing and selling expenses                                      61,635           58,296           113,980          114,821
 Administrative expenses                                             19,403           13,848            37,646           28,732
 Research and development expenses                                    1,946            1,930             3,448            3,948
 Other expenses (income)                                                 32            1,352               574              (91)
 Special credits                                                     (3,200)               -            (3,200)               -
                                                                   --------         --------          --------         --------
  Total costs and expenses                                          329,025          343,310           638,196          666,634
                                                                   --------         --------          --------         --------

Earnings before interest and taxes                                   27,600           32,007            45,479           56,535
 Interest expense                                                    10,980              286            21,740              911
 Interest income                                                        185               59               430              145
                                                                   --------         --------          --------         --------
Earnings before taxes                                                16,805           31,780            24,169           55,769
Taxes on earnings                                                     5,000           12,942             7,700           20,858
                                                                   --------         --------          --------         --------
Earnings before cumulative effect of accounting change               11,805           18,838            16,469           34,911
Cumulative effect of accounting change                                    -             (600)                -             (600)
                                                                   --------         --------          --------         --------
Net earnings                                                       $ 11,805         $ 18,238          $ 16,469         $ 34,311
                                                                   ========         ========          ========         ========

Earnings Per Share
Per share - basic                                                  $   0.26                           $   0.36

Weighted average shares outstanding - basic                          45,500                             45,495

Per share - assuming dilution                                      $   0.26                           $   0.36

Weighted average shares outstanding - assuming dilution              45,945                             45,831

Pro Forma Earnings Per Share:(1)
Per share - basic                                                                   $   0.26                           $    0.47
Per share - assuming dilution                                                       $   0.26                           $    0.46

(1) See PRO FORMA STATEMENTS OF EARNINGS included on page 11.



See accompanying Notes to Consolidated Financial Statements.

                               VLASIC FOODS INTERNATIONAL

                               CONSOLIDATED BALANCE SHEETS
                                     (in thousands)


                                                                                                January 31,         August 2,
                                                                                                   1999               1998
                                                                                             ----------------   ----------------
                                                                                                (unaudited)         (audited)
Current assets
 Cash and cash equivalents                                                                       $ 19,860           $ 16,333
 Accounts receivable                                                                              140,178            127,644
 Inventories                                                                                      175,515            183,763
 Other current assets                                                                              18,584             25,200
                                                                                                 --------           --------
 Total current assets                                                                             354,137            352,940
                                                                                                 --------           --------

 Plant assets, net                                                                                507,463            520,075
 Other assets, principally intangible assets, net                                                  86,705             86,258
                                                                                                 --------           --------
 Total assets                                                                                    $948,305           $959,273
                                                                                                 ========           ========

Current liabilities
 Notes payable                                                                                    $ 9,854           $ 12,535
 Payable to suppliers and others                                                                  117,332            121,210
 Accrued liabilities                                                                               78,635             93,330
                                                                                                 --------           --------
 Total current liabilities                                                                        205,821            227,075
                                                                                                 --------           --------

Long-term debt                                                                                    549,080            558,873
Deferred income taxes                                                                              18,996             19,673
Other liabilities                                                                                  48,910             47,048
                                                                                                 --------           --------
 Total liabilities                                                                                822,807            852,669
                                                                                                 --------           --------

Shareowners' equity
 Preferred stock, no par value; authorized 4,000 shares;                                                -                  -
 none issued
 Common stock, no par value; authorized 56,000 shares; issued 45,502 shares and
 45,488 shares at January 31, 1999 and August 2, 1998, respectively                               137,758            137,473
 Accumulated deficit                                                                               (8,646)           (25,115)
 Accumulated other comprehensive income                                                            (3,614)            (5,754)
                                                                                                 --------           --------
 Total shareowners' equity                                                                        125,498            106,604
                                                                                                 --------           --------
Total liabilities and shareowners' equity                                                        $948,305           $959,273
                                                                                                 ========           ========





See accompanying Notes to Consolidated Financial Statements.

                                VLASIC FOODS INTERNATIONAL

                     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                      (in thousands)

                                                                                                       SIX MONTHS ENDED
                                                                                              ----------------------------------
                                                                                                January 31,        February 1,
                                                                                                    1999              1998
                                                                                              ---------------    ---------------
Cash flows from operating activities:
Net earnings                                                                                     $  16,469           $ 34,311
Non-cash charges to net earnings
 Depreciation and amortization                                                                      23,512             23,059
 Deferred income taxes                                                                               5,186                627
 Gain on sale of business sold                                                                      (3,200)                 -
 Cumulative effect of accounting change                                                                  -                600
 Other, net                                                                                          1,861                756
Changes in working capital
 Accounts receivable                                                                               (34,224)           (50,159)
 Inventories                                                                                        (2,678)               368
 Other current assets and liabilities                                                                3,806            (56,369)
                                                                                                 ---------           --------
  Net cash provided by (used in) operating activities                                               10,732            (46,807)
                                                                                                 ---------           --------

Cash flows from investing activities:
 Purchases of plant assets                                                                         (22,943)           (23,270)
 Sales of plant assets                                                                               5,078              4,635
 Proceeds from business sold                                                                        20,675                  -
 Business acquired                                                                                       -             (6,350)
 Other, net                                                                                            289                146
                                                                                                 ---------           --------
  Net cash provided by (used in) investing activities                                                3,099            (24,839)
                                                                                                 ---------           --------

Cash flows from financing activities:
 Long-term borrowings                                                                              120,702                  -
 Repayment of long-term borrowings                                                                (129,000)              (234)
 Short-term borrowings, net                                                                         (2,456)            11,753
 Issuance of common stock                                                                              285                  -
 Net transactions with Campbell                                                                          -             52,181
                                                                                                 ---------           --------
  Net cash (used in) provided by financing activities                                              (10,469)            63,700
                                                                                                 ---------           --------

  Effect of exchange rate changes on cash                                                              165                 (7)
                                                                                                 ---------           --------
  Net change in cash and cash equivalents                                                            3,527             (7,953)

Cash and cash equivalents - beginning of period                                                     16,333              9,409
                                                                                                 ---------           --------
Cash and cash equivalents - end of period                                                        $  19,860           $  1,456
                                                                                                 =========           ========



See accompanying Notes to Consolidated Financial Statements.

                           VLASIC FOODS INTERNATIONAL

           CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY (UNAUDITED)
                                 (in thousands)

                                                      Issued                                            Accumulated
                                                    Common Stock                           Campbell       Other          Total
                                               -----------------------   Accumulated         Net       Comprehensive   Shareowners'
                                                 Shares      Amount        Deficit        Investment      Income(1)       Equity
                                               ---------- ------------   -------------  -------------   ------------   -------------

Balance at August 3, 1997                             -     $      -        $      -       $633,168        $  (870)       $632,298

Net earnings                                          -            -               -         34,311              -          34,311

Foreign currency translation adjustments              -            -               -              -            598             598

Net transactions with Campbell                        -            -               -         52,181              -          52,181
                                                 -------    --------        --------       --------        -------        --------
Balance at February 1, 1998                           -     $      -        $      -       $719,660        $  (272)       $719,388


Balance at August 2, 1998                        45,488     $137,473        $(25,115)                      $(5,754)       $106,604
Net earnings                                          -            -          16,469                             -          16,469
Issuance of shares of common stock
   as a result of exercised stock options            14          285               -                             -             285
Foreign currency translation adjustments              -            -               -                         2,140           2,140
                                                 ------     --------        --------                       -------        --------
Balance at January 31, 1999                      45,502     $137,758        $ (8,646)                      $(3,614)       $125,498
                                                 ======     ========        ========                       =======        ========


(1) Accumulated other comprehensive income consists solely of foreign currency translation adjustments.


See accompanying Notes to Condolidated Financial Statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (in thousands)




1.  VLASIC FOODS INTERNATIONAL SPIN-OFF FROM CAMPBELL SOUP COMPANY

     On March 30, 1998, Campbell distributed one share of Vlasic common stock to shareowners of Campbell for every ten shares of Campbell capital stock held at the record date in a tax-free distribution (the "spin-off"). At the time of the spin-off, we began operations as a separate independent publicly-owned company. In connection with the spin-off, Campbell contributed the following businesses:
Swanson frozen foods in the U.S. and Canada, Vlasic pickles, Open Pit barbecue sauce, Campbell mushrooms in the U.S., Freshbake and non-branded frozen foods and SonA and Rowats pickles and beans in the U.K., Swift and non-branded processed beef in Argentina and Kattus gourmet foods distribution (the "Kattus business") in Germany. Our historical financial statements at dates and for periods ended prior to the date of the spin-off present the combined historical financial position, results of operations and cash flows of these businesses. We sold the Kattus business in January 1999. Prior to the spin-off, the businesses contributed by Campbell had been separately managed within multiple Campbell business divisions.

     In connection with the spin-off, we incurred incremental debt of approximately $560 million under a five year $750 million unsecured revolving credit facility, consisting of $500 million of indebtedness assumed from Campbell and $60 million incurred to repay certain intercompany payables representing advances from Campbell to subsidiaries of Vlasic. On a historical basis, we were not allocated any amount of Campbell's debt and our historical financial statements prior to the spin-off do not reflect the interest expense associated with the debt incurred in connection with the spin-off. Therefore, we believe that the pro forma statements of earnings appearing on page 11, reflecting pro forma interest expense as if the spin-off had occurred at the beginning of fiscal 1998, provide more meaningful comparisons than our historical financial statements.

     For periods prior to the spin-off, our historical financial statements reflect expenses allocated by Campbell for selling, general and administrative services (including finance, legal, information systems, research and development, benefits, facilities and shared sales and distribution support). Such expenses were allocated based on net sales, utilization or other methods. The allocated expenses for these services are not necessarily indicative of the expenses that we would have incurred had we been a separate, independent entity that managed these functions.


2.  INTERIM FINANCIAL INFORMATION

     The accompanying unaudited consolidated financial statements for the three and six month periods ended January 31, 1999 and February 1, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition contained herein and our Annual Report and Form 10-K for the fiscal year ended August 2, 1998.


3.   EARNINGS PER SHARE

     Earnings per share have been calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Historical earnings per share for the three and six months ended February 1, 1998 are not presented since our common stock was not part of the capital structure of Campbell for these periods. Pro forma earnings per share assume common shares outstanding as of the spin-off date were outstanding for all periods prior to March 30, 1998.

4.   COMPREHENSIVE INCOME

     During the first quarter of fiscal 1999, we adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 established new standards for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on our net earnings or shareowners' equity. Comprehensive income is defined as the change in shareowners' equity during a period from transactions from non-shareowner sources. Our comprehensive income consisted of net earnings and foreign currency translation adjustments. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

     Comprehensive income, net of related tax, for the three and six month periods ended January 31, 1999 and February 1, 1998 was as follows:



                                                        THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                   ------------------------------      -------------------------------
                                                    January 31,       February 1,       January 31,        February 1,
                                                       1999              1998              1999               1998
                                                   ------------      ------------      ------------       ------------
Net earnings                                        $11,805            $18,238           $16,469            $34,311
Other comprehensive income
     Foreign currency translation adjustments          (891)            (3,015)            1,355                374
                                                    -------            -------           -------            -------
Comprehensive income                                $10,914            $15,223           $17,824            $34,685
                                                    =======            =======           =======            =======


5.  RESTRUCTURING CHARGES



                                        Loss on
                                         Asset           Severance
                                      Disposition      and Benefits             Other           Total
                                    ---------------   ---------------        -----------      ---------

Balance at August 2, 1998            $ 14,679           $  6,951                $  3,104        $24,734
Fiscal 1999 activity to date           (3,848)            (2,692)                 (1,139)        (7,679)
                                     --------           --------                --------        -------
Balance at January 31, 1999          $ 10,831           $  4,259                $  1,965        $17,055
                                     ========           ========                ========        =======

     A special charge of $28,050 ($21,815 after tax) was recorded in the third quarter of fiscal 1998 to cover the costs of a restructuring program. The restructuring program was designed to improve operational efficiency by exiting certain U.S. and European administrative offices and production facilities and is expected to be completed during the third quarter of fiscal 1999. The restructuring program provided for the reduction of our worldwide workforce by approximately 425 full-time administrative and operational positions. In September 1998 we sold our Peterlee frozen foods facility in the U.K. Additionally, during November 1998, we commenced closing our seasonal pickle plant in Bridgeport, Michigan. The plant employed approximately 25 full-time workers and an additional 375 seasonal workers from May through September. The restructuring charge included approximately $11,550 primarily related to severance and employee benefit costs that will be paid in cash. The balance of the restructuring charge, amounting to $16,500, related to non-cash charges for losses on the disposition of plant assets.

The above restructuring accruals as of January 31, 1999 were included in Accrued liabilities on the Consolidated Balance Sheet.

6.   DISPOSITION

     During the fourth quarter of fiscal 1998, we designed and began to implement a program to pursue asset reduction and cost improvement opportunities. As part of that plan, we decided to sell the Kattus business in Germany and began to actively seek buyers. Fourth quarter 1998 earnings included a $14.4 million charge against Special charges (credits) on the Statement of Earnings to reduce assets held for sale to fair value. In January 1999, we sold the Kattus business for a gain on sale of $3.2 million that is recorded on the Special credit line on the Statements of Earnings.


7.   SEGMENT AND GEOGRAPHIC AREA INFORMATION

     We group our businesses in three operating segments. The FROZEN FOODS SEGMENT consists of Swanson frozen foods in the U.S. and Canada and Freshbake frozen foods in the U.K. The GROCERY PRODUCTS SEGMENT includes Vlasic retail and foodservice pickles and condiments in the U.S., Open Pit barbecue sauce in the U.S., SonA and Rowats pickles, canned beans and vegetables in the U.K., Kattus gourmet foods distribution in Germany (which was sold in January 1999) and Swift canned meat pates and other grocery products in Argentina. The AGRICULTURAL PRODUCTS SEGMENT includes the U.S. fresh mushroom business, chilled and frozen beef, frozen cooked beef and canned corned beef exported from Argentina and contract manufacturing of frozen foodservice product for Campbell's Foodservice in the U.S. These operating segments are managed as strategic units due to their distinct manufacturing processes, marketing strategies and distribution channels. Corporate expenses and assets have been allocated to the segments. Intersegment sales presented below as eliminations represent the sale of beef between Agricultural Products and Frozen Foods.



                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                          ----------------------------------  ----------------------------------
                                             January 31,         February 1,      January 31,       February 1,
SEGMENT INFORMATION                             1999                1998             1999              1998
                                          -----------------   --------------  ------------------ ---------------

Net Sales
  Frozen Foods                                $143,229            $161,939         $284,544          $319,593
  Grocery Products                             126,822             122,088          223,786           224,283
  Agricultural Products                         87,510              93,811          179,152           185,480
   Eliminations                                   (936)             (2,521)          (3,807)           (6,187)
                                              --------            --------         --------          --------
    Total                                     $356,625            $375,317         $683,675          $723,169
                                              ========            ========         ========          ========

Earnings Before Interest and Taxes
  Frozen Foods                                $ 12,106            $ 19,336         $ 25,588          $ 38,138
  Grocery Products                              15,355              14,101           23,432            19,087
  Agricultural Products                            139              (1,430)          (3,541)             (690)
                                              --------            --------         --------          --------
    Total                                     $ 27,600            $ 32,007         $ 45,479          $ 56,535
                                              ========            ========         ========          ========

                                                                                  January 31,        August 2,
                                                                                    1999              1998
                                                                                  -----------       ----------
Total Assets
  Frozen Foods                                                                     $312,471          $286,197
  Grocery Products                                                                  346,968           374,178
  Agricultural Products                                                             288,866           298,898
                                                                                   --------          --------
    Total                                                                          $948,305          $959,273
                                                                                   ========          ========

7.   SEGMENT AND GEOGRAPHIC AREA INFORMATION (CONTINUED)

The following presents information about operations in different geographic areas:


                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                  ----------------------------        ------------------------------
                                                  January 31,      February 1,        January 31,       February 1,
GEOGRAPHIC INFORMATION                               1999           1998 (1)            1999 (1)          1998 (1)
                                                  -----------      -----------        -----------       ------------
Net Sales
  United States                                    $ 229,303        $ 243,648          $ 443,302         $ 472,099
  Europe                                              77,980           81,017            143,242           148,278
  South America                                       50,278           53,173            100,938           108,979
  Eliminations                                          (936)          (2,521)            (3,807)           (6,187)
                                                   ---------        ---------          ---------         ---------
    Total                                          $ 356,625        $ 375,317          $ 683,675         $ 723,169
                                                   =========        =========          =========         =========

Earnings Before Interest and Taxes
  United States                                    $  18,589        $  28,695          $  36,782         $  50,518
  Europe                                               5,607            3,908              8,090             4,908
  South America                                        3,404             (596)               607             1,109
                                                   ---------        ---------          ---------         ---------
    Total                                          $  27,600        $  32,007          $  45,479         $  56,535
                                                   =========        =========          =========         =========

(1) Prior quarters' amounts have been reclassified to conform with current year presentation.

8.  INVENTORIES


                                                                     January 31,          August 2,
                                                                        1999                1998
                                                                     -----------          ---------

Raw materials, containers and supplies                                $  56,520            $  52,074
Finished goods                                                          133,116              144,044
                                                                      ---------            ---------
                                                                        189,636              196,118
Less: Adjustment to LIFO basis                                          (14,121)             (12,355)
                                                                      ---------            ---------
    Total                                                             $ 175,515            $ 183,763
                                                                      =========            =========

Inventories determined by the LIFO method represented approximately 66% and 62% of inventories at January 31, 1999 and August 2, 1998, respectively.

9.  LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                  January 31,        August 2,
                                                     1999              1998
                                                --------------    --------------
Bank borrowings                                     $548,900         $557,000
Capital lease obligations and other                      180            1,873
                                                    --------         --------
Total                                               $549,080         $558,873
                                                    ========         ========

In connection with the spin-off, we incurred incremental debt of approximately $560 million under a five year $750 million unsecured revolving credit facility, consisting of $500 million of indebtedness assumed from Campbell and $60 million incurred to repay certain intercompany payables representing advances from Campbell to subsidiaries of Vlasic. We amended the revolving credit facility on September 30, 1998. As a result of this amendment, $100 million of indebtedness outstanding under the revolving credit facility was converted to a term loan and the commitment under the revolving credit facility was reduced to $550 million. The term loan has the same terms and conditions as the amended revolving credit facility. Borrowings under the amended revolving credit facility and the term loan bear interest at rates, which at our option, vary with the prime rate, CD rate, LIBOR or money market rates plus applicable credit margins. The average interest rate at January 31, 1999 was 6.59%. In addition, we pay a facility fee ranging from 0.25% to 0.50%. Both the applicable credit margins and the facility fee are based on the timing of the issuance of longer term debt. The amended agreement contains covenants, including, but not limited to: the mandatory repayment of debt; the reduction of the commitment upon the sale of assets, issuance of equity and the incurrence of additional debt; restrictions on the issuance of new debt; limitations on capital spending; restrictions on dividend payments; and certain other financial ratio covenants. At January 31, 1999, $448.9 million was outstanding under the revolving credit facility and $100 million was outstanding under the term loan, with an additional $101.1 million available to support our capital requirements including working capital needs and capital expenditures.


10.  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     In the second quarter of fiscal 1998, we adopted the provisions of the Emerging Issues Task Force (EITF) consensus resulting on Issue 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation." The EITF reached a consensus that costs of business process reengineering activities that are part of a systems development project are to be expensed as incurred. Furthermore, the consensus ruling stipulated that the unamortized balance of such previously capitalized business process reengineering costs are to be written off as a cumulative effect of accounting change as of the beginning of the quarter which included November 20, 1997. We previously capitalized certain consulting costs related to the purchase and implementation of software for internal use. The cumulative effect of this change in accounting principle was $600, net of an income tax benefit of approximately $370.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

                  PRO FORMA STATEMENTS OF EARNINGS (UNAUDITED)
                     (in thousands except per share amounts)

     We believe that the Pro Forma Statements of Earnings presented below produce more meaningful comparisons as the three and six month periods ended February 1, 1998 include interest expense on a pro forma basis. Our historical Statements of Earnings for the three and six month periods ended January 31, 1999 include interest expense on the incremental debt incurred as of the spin-off. The pro forma information assumes the spin-off occurred at the beginning of fiscal 1998. However, the pro forma information is not necessarily indicative of results that would have occurred if we had been independent since the beginning of fiscal 1998 or of our future results. The Pro Forma Statements of Earnings should be read in conjunction with our historical consolidated financial statements and the related accompanying notes.

                                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                           ---------------------------------   --------------------------------
                                                             January 31,       February 1,       January 31,      February 1,
                                                                1999              1998              1999             1998
                                                           ---------------   ---------------   ---------------  ---------------
                                                               Actual        Pro Forma (1)         Actual        Pro Forma (1)

Net sales                                                    $356,625         $375,317            $683,675         $723,169
                                                             --------         --------            --------         --------

Costs and expenses
     Cost of products sold                                    249,209          267,884             485,748          519,224
     Marketing and selling expenses                            61,635           58,296             113,980          114,821
     Administrative expenses                                   19,403           13,848              37,646           28,732
     Research and development expenses                          1,946            1,930               3,448            3,948
     Other expenses (income)                                       32            1,352                 574              (91)
     Special credits                                           (3,200)               -              (3,200)               -
                                                             --------         --------            --------         --------
         Total costs and expenses                             329,025          343,310             638,196          666,634
                                                             --------         --------            --------         --------
Pro Forma Earnings:
Earnings before interest and taxes                             27,600           32,007              45,479           56,535
Interest expense, net                                          10,795           10,004              21,310           20,320
                                                             --------         --------            --------         --------
Earnings before taxes                                          16,805           22,003              24,169           36,215
Taxes on earnings                                               5,000           10,038               7,700           15,051
                                                             --------         --------            --------         --------
Pro forma earnings                                           $ 11,805         $ 11,965            $ 16,469         $ 21,164
                                                             ========         ========            ========         ========

Pro Forma Earnings Per Share assuming dilution               $   0.26         $   0.26            $   0.36         $   0.46

Weighted average shares outstanding assuming
dilution                                                       45,945           45,941              45,831           45,941

(1) Pro Forma Earnings for the three and six month periods ended February 1, 1998 gives effect for interest expense on incremental debt incurred as of the spin-off as if it were outstanding for the entire period. The related tax impact of the pro forma interest expense is included within taxes on earnings. Pro Forma Earnings excludes the cumulative effect of accounting change of a $600 charge recorded during the three month period ended February 1, 1998. Pro Forma Earnings Per Share for the three and six month periods ended February 1, 1998 assume common shares outstanding as of the spin-off date were outstanding for all periods prior to March 30, 1998.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

     On March 30, 1998, Campbell distributed one share of Vlasic common stock to shareowners of Campbell for every ten shares of Campbell capital stock held at the record date in a tax-free distribution (the "spin-off"). At the time of the spin-off, we began operations as a separate independent publicly-owned company. In connection with the spin-off, Campbell contributed the following businesses:
Swanson frozen foods in the U.S. and Canada, Vlasic pickles, Open Pit barbecue sauce, Campbell mushrooms in the U.S., Freshbake and non-branded frozen foods and SonA and Rowats pickles and beans in the U.K., Swift and non-branded processed beef in Argentina and Kattus gourmet foods distribution (the "Kattus business") in Germany. Our historical financial statements at dates and for periods ended prior to the date of the spin-off present the combined historical financial position, results of operations and cash flows of these businesses. We sold the Kattus business in January 1999. Prior to the spin-off, the businesses contributed by Campbell had been separately managed within multiple Campbell business divisions.

     In connection with the spin-off, we incurred incremental debt of approximately $560 million under a five year $750 million unsecured revolving credit facility, consisting of $500 million of indebtedness assumed from Campbell and $60 million incurred to repay certain intercompany payables representing advances from Campbell to subsidiaries of Vlasic. On a historical basis, we were not allocated any amount of Campbell's debt and our historical financial statements prior to the spin-off do not reflect the interest expense associated with the debt incurred in connection with the spin-off. Therefore, we believe that the pro forma statements of earnings appearing on page 11, reflecting pro forma interest expense as if the spin-off had occurred at the beginning of fiscal 1998, provide more meaningful comparisons than our historical financial statements.

     Our results have also been affected to a significant extent by a number of unusual and special, cash and non-cash charges, including: (a) duplicative expenses arising from transition service charges from Campbell for certain services (such as payroll, employee benefits administration, information technology, research and development, customer service and accounting services) which overlap our internal expenses until the completion of our infrastructure;
(b) costs incurred by us for the development of an independent information technology structure; and (c) gain on the sale of the Kattus business.

     For periods prior to the spin-off, our historical financial statements reflect expenses allocated by Campbell for selling, general and administrative services (including finance, legal, information systems, research and development, benefits, facilities and shared sales and distribution support). Such expenses were allocated based on net sales, utilization or other methods. The allocated expenses for these services are not necessarily indicative of the expenses that we would have incurred had we been a separate, independent entity that managed these functions. As described above, Campbell has been providing certain of these services to us on a transitional basis since the spin-off. We have established a new corporate infrastructure to operate on a stand-alone basis, and as of February 1999 we have substantially completed all of the operating and management systems and capabilities necessary to handle internally all services that had previously been provided by Campbell (except for payroll which will be completed on April 1, 1999).

     The discussion below summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity for the three and six months ended January 31, 1999 and February 1, 1998. The results of operations for the periods prior to the spin-off may not necessarily be indicative of the results of operations that would have occurred if we had operated as an independent company prior to the spin-off and are not necessarily indicative of our future performance. The results for the six months ended January 31, 1999 are not necessarily indicative of the results of operations to be expected for the full year. The following discussion of results of operations and liquidity and capital resources should be read in conjunction with our historical and pro forma consolidated financial statements and the related accompanying notes.

RESULTS OF OPERATIONS

Overview

     Net sales for the first six months of fiscal 1999 were $683.7 million, a decrease of $39.5 million or 5.5% from the net sales of the first six months of fiscal 1998. Net earnings for the first six months of fiscal 1999 were $16.5 million, a decrease of $17.8 million from net earnings of $34.3 million for the first six months of fiscal 1998.

     However, the historical financial statements for the first six months of fiscal 1998 reflected minimal interest expense prior to the spin-off as there was no allocation of interest expense on Campbell's net investment. Subsequent to the spin-off, interest expense included interest on the debt assumed from Campbell as well as the debt related to the increase in working capital. We believe the pro forma financial information appearing on page 11 provides more meaningful comparisons. In addition, the first six months of fiscal 1999 net earnings included one-time charges of approximately $7.0 million pre-tax, $4.4 million after-tax, for duplicative administrative transition costs and costs related to the development of our information technology infrastructure, which were partially offset by the $3.2 million gain on the January 1999 sale of the Kattus business.

     Assuming that the spin-off had been consummated as of the beginning of fiscal 1998, pro forma net interest expense would have been approximately $20.3 million and pro forma net earnings would have been approximately $21.2 million, or $0.46 per diluted share for the first six months of fiscal 1998. Net earnings before one-time charges and the gain on sale of the Kattus business were $17.7 million, or $0.39 per diluted share for the first six months of fiscal 1999 or a decrease of $3.5 million on a comparable basis.

     For the second quarter of fiscal 1999, net earnings before one-time charges and the gain on the sale of the Kattus business were $10.8 million, or $0.24 per diluted share, a decrease of $1.2 million from the pro forma net earnings of $12.0 million, or $0.26 per diluted share for the second quarter of fiscal 1998.

Consolidated Statements of Earnings

     The following table sets forth certain items in our consolidated statements of earnings as percentages of our net sales for the periods indicated:


                                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                          ----------------------------------  ----------------------------------
                                                            January 31,       February 1,       January 31,       February 1,
                                                               1999              1998              1999              1998
                                                          ---------------   ----------------  ----------------  ----------------

Net sales                                                     100.0%             100.0%            100.0%            100.0%
                                                              ------             ------            ------            ------

Cost of products sold                                          70.0%              71.4%             71.0%             71.8%
Marketing and selling expenses                                 17.3%              15.5%             16.7%             15.9%
Administrative expenses                                         5.4%               3.7%              5.5%              4.0%
Research and development expenses                               0.5%               0.5%              0.5%              0.5%
Other expenses (income)                                         0.0%               0.4%              0.1%              0.0%
Special credits                                                -0.9%               0.0%             -0.5%              0.0%
                                                              ------             ------            ------            ------
   Total costs and expenses                                    92.3%              91.5%             93.3%             92.2%
                                                              ------             ------            ------            ------

Earnings before interest and taxes                              7.7%               8.5%              6.7%              7.8%
                                                              ======             ======            ======            ======

Three Months Ended January 31, 1999 Compared to Three Months Ended February 1, 1998

     Net sales. Net sales of $356.6 million in the second quarter of fiscal 1999 decreased 5.0% from net sales in the second quarter of fiscal 1998. The sales decrease was primarily due to decreased volumes in the Swanson frozen food business as a result of lower consumption. This lower consumption was in part attributable to the timing of our marketing efforts, as our new Swanson TV advertising campaign aired during the last month of the period, and also increased competitive activities. A decline in U.K. sales in the frozen foods businesses and reduced exports in Swift-Armour also contributed to the overall decline in net sales. However, these declines were partially offset by increases in the Vlasic pickle and the Kattus businesses in the second quarter of fiscal 1999.

     Cost of products sold. Cost of products sold as a percentage of net sales decreased to 70.0% in the second quarter of fiscal 1999 compared to 71.4% in the same period of the prior year resulting from the benefit of cost savings programs and lower cattle costs in Argentina in the second quarter of fiscal 1999, partially offset by yield problems at a few of our mushroom farms.

     Marketing and selling expenses. Marketing and selling expenses as a percentage of net sales increased in the second quarter of fiscal 1999 to 17.3% from 15.5% in the second quarter of fiscal 1998. This increase was principally due to greater advertising in both the Swanson frozen foods and Vlasic pickle businesses, and a smaller increase in trade spending which was partially offset by lower selling expenses resulting from lower volumes.

     Administrative expenses. Administrative expenses, as a percentage of net sales, increased in the second quarter of fiscal 1999 to 5.4% from 3.7% in the same period of the prior year primarily as a result of duplicative administrative transition costs and costs related to the development of our information technology infrastructure.

     Research and development expenses. Research and development expenses as a percentage of net sales remained unchanged in the second quarter of fiscal 1999 compared to the same period of fiscal 1998.

     Other expenses (income). The decline in other expenses in the second quarter of fiscal 1999 was attributable to certain expenses included in the second quarter of fiscal 1998 pertaining to a Campbell-related long-term incentive program that ended in fiscal 1998.

     Special credits. A special credit of $3.2 million was recorded in the second quarter of fiscal 1999 relating to a gain on the January 1999 sale of the Kattus business.

     Earnings before interest and taxes. Earnings before interest and taxes as a percentage of net sales were 7.7% in the second quarter of fiscal 1999 compared to 8.5% in the second quarter of fiscal 1998. The one-time charges of $3.5 million incurred in the second quarter of fiscal 1999 for duplicative administrative transition costs and costs related to the development of our information technology infrastructure were partially offset by the $3.2 million special credit for the gain on the sale of the Kattus business. Excluding these items, earnings before interest and taxes would have been 7.8% of net sales in the second quarter of fiscal 1999. The change from the same period in the prior year was driven by:

         o lower sales primarily in the Swanson frozen food and U.K. frozen food businesses;
         o increased marketing and advertising costs in the Swanson frozen food and Vlasic pickle businesses;
         o yield problems at a few of our mushroom farms; and
         o improvements in Argentine cattle prices experienced in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998.

     Interest expense. Interest expense for the second quarter of fiscal 1999 was $10.8 million. The historical financial statements for the second quarter of fiscal 1998 reflected minimal interest expense prior to the spin-off as there was no allocation of interest expense on Campbell's net investment. Subsequent to the spin-off, interest expense included interest on the $500 million of debt assumed from Campbell as well as the $60 million incurred to repay certain intercompany payables representing advances from Campbell to Vlasic's subsidiaries. We believe the pro forma financial information appearing on page 11 provides more meaningful comparisons. Assuming that the spin-off had been consummated as of the beginning of fiscal 1998, pro forma interest expense would have been approximately $10.0 million for the second quarter of fiscal 1998.

     Taxes on earnings. The effective tax rate was 29.8% in the second quarter of fiscal 1999 compared to 40.7% in the second quarter of fiscal 1998. Excluding the special credit relating to the sale of the Kattus business, which was not taxable, the tax rate was 36.7%. The fiscal 1999 rate was lower than the fiscal 1998 rate due to prior year losses in Germany for which no tax benefit was available. For fiscal year 1999, we expect an effective tax rate of approximately 36% to 37% which includes the impact of a new minimum tax law imposed by the Argentine government in December 1998 on business assets in that country.

     Cumulative effect of accounting change. In the second quarter of fiscal 1998, we recorded the cumulative effect of an accounting change of $0.6 million, after tax, for the adoption of the Emerging Issues Task Force (EITF) Issue 97-13, "Accounting for Costs Incurred in Connection with Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation".

     Net earnings. Net earnings of $11.8 million, or $0.26 per diluted share for the second quarter of fiscal 1999 represented a decrease of $6.4 million from net earnings of $18.2 million in the second quarter of fiscal 1998. Excluding the one-time charges, net of tax, for duplicative administrative transition costs and costs related to the development of our information technology infrastructure, and the Kattus special credit, net earnings for the second quarter of fiscal 1999 would have been $10.8 million, or $0.24 per diluted share. Pro forma net earnings for the second quarter of fiscal 1998 were $12.0 million, or $0.26 per diluted share.


Six Months Ended January 31, 1999 Compared to Six Months Ended February 1, 1998

     Net sales. Net sales of $683.7 million in the first six months of fiscal 1999 decreased 5.5% from the first six months of fiscal 1998. The sales decrease was primarily due to decreased volumes in the Swanson frozen food and Vlasic pickle businesses as a result of decreased volumes driven of lower consumption. This lower consumption was in part attributable to the timing of our marketing efforts, as our new Swanson TV advertising campaign aired during the last month of the period, and also increased competitive activities. Declines in Swift-Armour exports and sales in the U.K. frozen foods businesses contributed to the overall decline in net sales, partially offset by increases in the Kattus businesses.

     Cost of products sold. Cost of products sold as a percentage of net sales decreased slightly to 71.0% in the first six months of fiscal 1999 compared to 71.8% in the same period of the prior year resulting from the benefit of cost savings programs and lower cattle costs in Argentina in the first six months of fiscal 1999, partially offset by yield problems at a few of our mushroom farms.

     Marketing and selling expenses. Marketing and selling expenses as a percentage of net sales increased in the first six months of fiscal 1999 to 16.7% from 15.9% in the first six months of fiscal 1998, although actual total dollars decreased from the same period of the prior year as a result of lower selling expenses due to volume declines. However, advertising spending was up from the prior year primarily due to a significant increase in advertising in the Swanson frozen foods business, partially offset by lower advertising in the Vlasic pickle business resulting from a shift in the timing of our marketing campaigns.

     Administrative expenses. Administrative expenses, as a percentage of net sales, increased in the first six months of fiscal 1999 to 5.5% from 4.0% in the same period of the prior year primarily as a result of duplicative administrative transition costs and costs related to the development of our information technology infrastructure.

     Research and development expenses. Research and development expenses as a percentage of net sales remained unchanged in the first six months of fiscal 1999 compared to the same period of fiscal 1998.

     Other expenses (income). Other expenses (income) in the first six months of fiscal 1998 included a gain on fire insurance settlement, which was partially offset by expenses pertaining to a Campbell-related long term incentive program that ended in fiscal 1998.

     Special credits. A special credit of $3.2 million was recorded in the second quarter of fiscal 1999 relating to a gain on the January 1999 sale of the Kattus business.

     Earnings before interest and taxes. Earnings before interest and taxes as a percentage of net sales were 6.7% in the first six months of fiscal 1999 compared to 7.8% in the first six months of fiscal 1998. Excluding the one-time charges of $7.0 million incurred in the first six months of fiscal 1999 for duplicative administrative transition costs and costs related to the development of our information technology infrastructure and excluding the $3.2 million special credit for the gain on the sale of the Kattus business, earnings before interest and taxes would have been 7.2% of net sales. The decline was primarily attributable to lower sales volumes.

     Interest expense. Interest expense for the first six months of fiscal 1999 was $21.3 million. The historical financial statements for the first six months of fiscal 1998 reflected minimal interest expense prior to the spin-off as there was no allocation of interest expense on Campbell's net investment. Subsequent to the spin-off, interest expense included interest on the $500 million of debt assumed from Campbell as well as the $60 million incurred to repay certain intercompany payables representing advances from Campbell to Vlasic's subsidiaries. We believe the pro forma financial information appearing on page 11 provides more meaningful comparisons. Assuming that the spin-off had been consummated as of the beginning of fiscal 1998, pro forma interest expense would have been approximately $20.3 million for first six months of fiscal 1998.

     Taxes on earnings. The effective tax rate was 31.9% in the first six months of fiscal 1999 compared to 37.4% in the first six months of fiscal 1998. Excluding the special credit relating to the sale of the Kattus business, which was not taxable, the tax rate was 36.7%. For fiscal year 1999, we expect an effective tax rate of approximately 36% to 37% which includes the impact of a new minimum tax law imposed by the Argentine government in December 1998 on business assets in that country.

     Cumulative effect of accounting change. In the second quarter of fiscal 1998, we recorded the cumulative effect of an accounting change of $0.6 million, after tax, for the adoption of the Emerging Issues Task Force (EITF) Issue 97-13, "Accounting for Costs Incurred in Connection with Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation".

     Net earnings. Net earnings of $16.5 million, or $0.36 per diluted share for the first six months of fiscal 1999 represented a decrease of $17.8 million from net earnings of $34.3 million in the first six months of fiscal 1998. Excluding the one-time charges, net of tax, for duplicative administrative transition costs and costs related to the development of our information technology infrastructure, and the Kattus special credit, net earnings for the first six months of fiscal 1999 would have been $17.7 million, or $0.39 per diluted share. Pro forma net earnings for the first six months of fiscal 1998 were $21.2 million, or $0.46 per diluted share.

Results by Segment

     The following table sets forth certain segment information for the periods indicated:


                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                 ------------------------------        ----------------------------
                                                 January 31,        February 1,        January 31,      February 1,
SEGMENT INFORMATION                                 1999               1998               1999             1998
                                                 -----------        -----------        ----------       ----------
Net Sales
  Frozen Foods                                    $143,229            $161,939          $284,544         $319,593
  Grocery Products                                 126,822             122,088           223,786          224,283
  Agricultural Products                             87,510              93,811           179,152          185,480
  Eliminations                                        (936)             (2,521)           (3,807)          (6,187)
                                                  --------            --------          --------         --------
    Total                                         $356,625            $375,317          $683,675         $723,169
                                                  ========            ========          ========         ========

Earnings Before Interest and Taxes
  Frozen Foods                                    $ 12,106            $ 19,336          $ 25,588         $ 38,138
  Grocery Products                                  15,355              14,101            23,432           19,087
  Agricultural Products                                139              (1,430)           (3,541)            (690)
                                                  --------            --------          --------         --------
    Total                                         $ 27,600            $ 32,007          $ 45,479         $ 56,535
                                                  ========            ========          ========         ========



Three Months Ended January 31, 1999 Compared to Three Months Ended February 1, 1998

     Net sales of the frozen foods segment decreased 11.6% to $143.2 million in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998. Lower Swanson U.S. volumes due to lower consumption as a result of the timing of our marketing efforts, as our new Swanson TV advertising campaign aired during the last month of the period, and increased competitive activities drove the sales decrease. The segment's earnings before interest and taxes decreased 37.4% to $12.1 million in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998, driven primarily by lower sales volumes and the allocation of one-time charges for duplicative administrative transition costs and certain information technology expenses.

     Net sales of the grocery products segment increased 3.9% to $126.8 million in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998. This increase was primarily driven by increases in sales in the Kattus business as well as greater Vlasic pickle volumes. Increased pickle volumes were driven by higher consumption as a result of more focused trade spending and co-equity advertising efforts. The segment's earnings before interest and taxes increased 8.9% to $15.4 million in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998. Excluding the gain on sale of the Kattus business of $3.2 million, earnings before interest and taxes would have been $12.2 million in the second quarter of fiscal 1999, or a decline of 13.8% from the same period of the prior year. This decline was primarily due to the allocation of one-time charges for duplicative administrative transition costs and certain information technology expenses.

     Net sales of the agricultural products segment decreased 6.7% to $87.5 million in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998. Declines in Swift-Armour export sales drove the sales decrease, partially offset by increases in U.S. mushroom sales. The segment had earnings of $0.1 million in the second quarter of fiscal 1999 compared to a loss of $1.4 million in the same period of the prior year. This change was primarily due to lower cattle prices in Argentina in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998, partially offset by lower mushroom earnings due to yield problems at a few of our farms and the allocation of one-time charges for duplicative administrative transition costs and certain information technology expenses.

Six Months Ended January 31, 1999 Compared to Six Months Ended February 1, 1998

     Net sales of the frozen foods segment decreased 11.0% to $284.5 million in the first six months of fiscal 1999 compared to the first six months of fiscal 1998. Lower Swanson U.S volumes due to lower consumption as a result of the timing of our marketing efforts, as our new Swanson TV advertising campaign aired during the last month of the period, and increased competitive activities drove the sales decrease. The segment's earnings before interest and taxes decreased 32.9% to $25.6 million in the first six months of fiscal 1999 compared to the first six months of fiscal 1998, driven primarily by lower volumes and the allocation of one-time charges for duplicative administrative transition costs and certain information technology expenses.

     Net sales of the grocery products segment of $223.8 million for the first six months of fiscal 1999 represented a slight decline in net sales from the first six months of fiscal 1998. An increase in sales in the Kattus business for the six month period was offset by first quarter declines in Vlasic pickle volumes. The segment's earnings before interest and taxes increased 22.8% to $23.4 million in the first six months of fiscal 1999. Excluding the gain on sale of the Kattus business of $3.2 million, earnings before interest and taxes for the grocery products segment would have been $20.2 million in the first six months of fiscal 1999, or an increase of 6.0% from the same period of the prior year. This increase was predominately driven by significant improvements in the Kattus business, partially offset by the allocation of one-time charges for duplicative administrative transition costs and certain information technology expenses.

         Net sales of the agricultural products segment decreased 3.4% to $179.2 million in the first six months of fiscal 1999 compared to the first six months of fiscal 1998. The segment incurred a loss of $3.5 million in the first six months of fiscal 1999 compared to a loss of $0.7 million in the same period of the prior year. This was primarily due to lower mushroom earnings as a result of yield problems at a few of our farms, a gain on insurance settlement in last year's first quarter, and the allocation of one-time charges for duplicative administrative transition costs and certain information technology expenses. Partially offsetting these factors were improvements in Argentine cattle prices in the first six months of fiscal 1999 compared to the first six months of fiscal 1998.


LIQUIDITY AND CAPITAL RESOURCES

     In connection with the spin-off, we incurred incremental debt of approximately $560 million under a five year $750 million unsecured revolving credit facility, consisting of $500 million of indebtedness assumed from Campbell and $60 million incurred to repay certain intercompany payables representing advances from Campbell to subsidiaries of Vlasic. We amended the revolving credit facility on September 30, 1998. As a result of this amendment, $100 million of indebtedness outstanding under the revolving credit facility was converted to a term loan and the commitment under the revolving credit facility was reduced to $550 million. The term loan has the same terms and conditions as the amended revolving credit facility. Borrowings under the amended revolving credit facility and the term loan bear interest at rates, which at our option, vary with the prime rate, CD rate, LIBOR or money market rates plus applicable credit margins. The average interest rate at January 31, 1999 was 6.59%. In addition, we pay a facility fee ranging from 0.25% to 0.50%. Both the applicable credit margins and the facility fee are based on the timing of the issuance of longer term debt. The amended agreement contains covenants, including, but not limited to: the mandatory repayment of debt; the reduction of the commitment upon the sale of assets, issuance of equity and the incurrence of additional debt; restrictions on the issuance of new debt; limitations on capital spending; restrictions on dividend payments; and certain other financial ratio covenants.

     At January 31, 1999, $448.9 million was outstanding under the revolving credit facility and $100 million was outstanding under the term loan, with an additional $101.1 million available to support our capital requirements including working capital needs and capital expenditures. On February 24, 1999, we announced that we began to explore strategic alternatives involving our Swift-Armour Argentine beef business. One of the possible alternatives is the disposition of the business. If we decide to dispose the Swift-Armour business, the net proceeds from the sale of the business would be used to repay a portion of the outstanding debt and reduce the commitment under the revolving credit facility.

     Our liquidity needs will be primarily for capital expenditures and working capital needs. Capital expenditures for fiscal year 1999 are expected to approximate $50 million, of which $22.9 million had already been expended as of January 31, 1999. We believe that our capital expenditures for the foreseeable future will be focused on cost effective maintenance, expenditures intended to result in cost savings and expenditures related to new product introductions. The amended revolving credit facility imposes the following annual limits on capital expenditures: $52 million in fiscal 1999; $58 million in fiscal 2000; $63 million in fiscal 2001; $65 million in fiscal 2002; and $68 million in fiscal 2003.

     We anticipate that our operating cash flows, together with available borrowings under our credit facility, will be sufficient to meet our working capital requirements, capital expenditure requirements and interest service requirements on our debt obligations.

     Net cash provided by operating activities was $10.7 million in the first six months of fiscal 1999 compared to net cash used of $46.8 million in the first six months of fiscal 1998. The improvement in cash flows from operations was principally driven by a smaller seasonal increase in working capital of $33.1 million in the first six months of fiscal 1999 compared to $106.6 million in the first six months of fiscal 1998, partially offset by the impact of lower net earnings in the first six months of fiscal 1999. The seasonal increase in working capital resulted from increases in frozen food and pickle receivables.

     Net cash provided by investing activities was $3.1 million in the first six months of fiscal 1999 compared to net cash used of $24.8 million in the first six months of 1998. Proceeds of $20.7 million from the sale of the Kattus business were used to pay down debt on our revolving credit facility. Capital expenditures were $22.9 million in the first six months of fiscal 1999 compared to $23.3 million in the same period of the prior year.

     Net cash used in financing activities of $10.5 million in the first six months of fiscal 1999 was principally a net reduction in borrowings under the revolving credit facility. Financing activities were used primarily for working capital requirements.


SEASONALITY

     Sales of frozen foods and mushrooms tend to be marginally higher during the cold winter months. Sales of pickles, relishes and barbecue sauce tend to be higher in the summer months. The majority of pickles are packed during a season extending from May through September. As a result, we tend to have higher sales and net earnings in the fourth quarter of the fiscal year and our inventory levels tend to be higher in the first quarter of the fiscal year which makes our working capital requirements significantly higher in the first quarter requiring us to draw more heavily on our revolving credit facility.


YEAR 2000

     The Year 2000 issue is the result of date-sensitive computer programs using two digits rather than four to define the applicable year. If not corrected, this could result in system failures or miscalculations leading to significant disruptions in a company's operations. Prior to our spin-off from Campbell, a worldwide information technology project was initiated to identify areas impacted by Year 2000 issues. The purpose of this high-priority project was to identify and remediate non-ready systems and devices before business processes were affected. We completed a global business impact assessment and have plans for timely correction, retirement, replacement or updating of non-ready systems. We were aided in this effort by the fact that we were only recently spun-off as an independent entity on March 30, 1998 and many of our business and information systems in the U.S. have been newly purchased and implemented with Year 2000 compliant technologies. The implementation of newly purchased systems is targeted for completion by April 2, 1999 and was approximately 85% completed as of January 1999.

     The actual work of remediating and testing those systems that are not new has begun. We have completed the work on our identified critical systems and our other systems have been targeted for completion by July 31, 1999. These phases of the project were approximately 75% completed as of January 1999. Critical systems include business planning and control process manufacturing, sales order billing and warehouse management systems, that, if shut down or interrupted, could have a material adverse effect on our results of operations, financial condition and cash flows. We partner with experienced systems integration and Year 2000 vendors in the execution of our Year 2000 master plan.

     The project has clear management responsibility, budgets, plans and reporting requirements. Monthly project tracking and management reporting processes are in place. The tracking process measures progress (plan versus actual) for applications at a milestone level. The scope of the project covers information technology systems, our infrastructure, including plant floor devices, and our service partners, including logistical operations. An assessment of our global information technology infrastructure has been completed and engineers are currently remediating the plant production facilities. Remediation of the technology infrastructure is targeted for completion by October 31, 1999 and was approximately 65% completed as of January 1999.

     We will test all electronic interfaces with trading partners and suppliers as part of the new system development project, which are scheduled to be completed by July 31, 1999. Additionally, questionnaires have been sent to all major suppliers. Responses from suppliers are continually evaluated and updated reports are being requested.

     We reviewed the risks of Year 2000 issues and believe the risks are minimized due to our policy of implementing standard tested and certified Year 2000 systems. The completed risk analysis performed by the independent engineers for plant non-information technology systems has not identified any significant risks. Because our Year 2000 compliance is dependent upon key third parties also being Year 2000 compliant on a timely basis, there can be no guarantee that our efforts will prevent a material adverse impact on our results of operations, financial condition and cash flows. The possible consequences of not being fully Year 2000 compliant include temporary plant closings, delays in the delivery of finished products, delays in the receipt of key ingredients, containers and packaging supplies, invoice and collection errors and inventory and supply obsolescence. These consequences could have a material adverse impact on our results of operations, financial condition and cash flows if we are unable to conduct business in the ordinary course. We believe that our readiness program should significantly reduce the adverse effect any such disruptions may have.

     Concurrently with the Year 2000 readiness measures described above, we and our operating subsidiaries are developing contingency plans intended to mitigate the possible disruption in business operations that may result from the Year 2000 issue, and are developing cost estimates for such plans. Once developed, contingency plans and related cost estimates will be continually refined as additional information becomes available.

     The anticipated costs associated with modifying current systems to be Year 2000 compliant will be expensed as incurred; such anticipated costs total $3 million of which $0.6 million was incurred during the first six months of fiscal 1999 and $1 million was incurred during fiscal 1998. While there can be no assurance that we and our suppliers and customers will fully resolve all Year 2000 issues, neither the estimated cost to become Year 2000 operationally effective nor the outcome of the Year 2000 issue is expected to have a material impact on our operations, liquidity or financial position.


RECENT DEVELOPMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We are not required to adopt the statement until fiscal 2000. We are currently evaluating the effect that implementation of the new standard will have on our results of operations and financial position.

FORWARD-LOOKING INFORMATION

     This report contains certain forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. This information was based on our current views and assumptions regarding future events and financial performance and is subject to risks and uncertainties that could cause actual results to differ materially from those expressed in this report and filings with the Securities and Exchange Commission. Important facts that could cause such differences include, but are not limited to:

o The impact of strong competitive response to our efforts to leverage brand power with product innovation and new advertising.
o Market risks associated with financial instruments that may vary due to the impact of unforeseen economic changes, such as currency exchange rates, inflation rates and recessionary trends.
o Continued compliance with the covenants and the terms of the amended credit facility.
o    Our ability to maintain capital expenditures within the forecasted limits.
o Impact of the Year 2000 issues associated with our business and information systems and embedded technology as well as the information technology of our vendors, suppliers, service providers and customers.
o Implementation of information technology systems by the targeted completion dates.
o Inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance.
o Our ability to achieve the forecasted savings related to the restructuring program.


ITEM 3.   MARKET RISK

     We use or are permitted to use financial instruments, including fixed and variable rate debt, as well as swap, forward and option contracts, to finance our operations and to hedge interest rate and currency exposures. The swap, forward and option contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. We do not enter into contracts for speculative purposes, nor are we a party to any leveraged instrument.

     As disclosed in our Annual Report, we entered into interest rate swap contracts with a total notional value of $150 million to hedge a portion of our U.S. variable interest rate bank borrowings. As of January 31, 1999, the interest rate swap contracts provided that we pay an average interest rate of 5.87% and receive an average interest rate of 5.08%. It would have cost approximately $4.3 million to settle the interest rate swap contracts as of January 31, 1999.

     We entered into a forward starting swap contract with a 10 year maturity and a notional amount of $50 million that hedged a portion of the interest rate exposure associated with the planned issuance of longer term debt in fiscal 1999. In March 1999, we settled the forward starting swap at no expense or benefit.

     There have been no other material changes in our market risk during six months ended January 31, 1999. For additional information, refer to pages 21 and 22 of our Annual Report for the fiscal year ended August 2, 1998.

                           PART II. OTHER INFROMATION
-------------------------------------------------------------------------------

ITEM 1.   LEGAL PROCEEDINGS

     As previously reported in our Form 10-K, dated October 20, 1998, we are not aware of any pending claims or litigation the outcome of which would have a material adverse effect on our business, financial position or results of operations.


ITEM 2.   CHANGES IN SECURITIES

     None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a. Our Annual Meeting of Shareowners was held on December 1, 1998
     c. The matters voted upon and the results of the vote were as follows:

         Election of Directors
         ---------------------
                                                             Number of Shares
                                                             ----------------
                  Name                                    For                Withheld
                  ----                                    ---                --------

         Robert F. Bernstock                         40,954,061              188,542
         Robert T. Blakely                           40,929,347              213,256
         Morris A. Cohen                             40,927,899              214,704
         Richard L. Huber                            40,924,843              217,760
         Lawrence C. Karlson                         40,955,748              186,855
         Donald J. Keller                            40,954,320              188,283
         Shaun F. O'Malley                           40,944,837              197,766


         Ratification of Appointment of Independent Accountants -
         PricewaterhouseCoopers LLP for the fiscal year ending August 1, 1999. Votes totaled 40,951,841 for; 33,517 against; and 157,345 abstentions.


ITEM 5.   OTHER INFORMATION

     A.  Cautionary Statement on Forward-Looking statements

         This report contains certain forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. This information was based upon our current views and assumptions regarding future events and financial performance and is subject to risks and uncertainties that could cause actual results to differ materially from those expressed in this report. Additional information concerning factors that could cause actual results to vary materially from the results anticipated can be found on page 21 in Management's Discussion and Analysis of Results of Operations and Financial Condition and in our Annual Report on Form 10-K for the fiscal year ended August 2, 1998.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits
         3(ii) Vlasic Foods International Inc.'s Amended and Restated By-Laws, effective March 2, 1999

         (27) Financial Data Schedule


B.       Reports on Form 8-K

         We did not file any reports on Form 8-K during the second quarter of fiscal 1999.





                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VLASIC FOODS INTERNATIONAL INC.



Dated:   March 16, 1999            By:    /s/   Mitchell P. Goldstein
                                      -----------------------------------------
                                                Mitchell P. Goldstein
                                      Vice President and Chief Financial Officer