Form 10-Q
period 1999-05-02
VLASIC FOODS INTERNATIONAL INC
filed 1999-06-08
CIK 1056312

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              ----------------------------------------------------
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




FOR THE QUARTERLY PERIOD ENDED                     COMMISSION FILE NUMBER
       MAY 2, 1999                                         1-13933

                                 [VLASIC LOGO]


         NEW JERSEY                                       52-2067518
   STATE OF INCORPORATION                     I.R.S. EMPLOYER IDENTIFICATION NO.




                                  VLASIC PLAZA
                              SIX EXECUTIVE CAMPUS
                       CHERRY HILL, NEW JERSEY 08002-4112
                           PRINCIPAL EXECUTIVE OFFICES

                         TELEPHONE NUMBER: 609-969-7100

              ----------------------------------------------------

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

      THERE WERE 45,502,234 SHARES OF COMMON STOCK OUTSTANDING AS OF JUNE 1,
1999.

================================================================================

                           VLASIC FOODS INTERNATIONAL

                                      INDEX



                                                                                               Page
PART I.   FINANCIAL INFORMATION                                                                 No.
  Item 1. Financial Statements

     Consolidated Statements of Earnings (unaudited) for the three and nine month periods
     ended May 2, 1999 and May 3, 1998                                                           2

     Consolidated Balance Sheets as of May 2, 1999 (unaudited) and August 2, 1998
     (audited)                                                                                   3

     Consolidated Statements of Cash Flows (unaudited) for the nine month periods ended
     May 2, 1999 and May 3, 1998                                                                 4

     Consolidated Statements of Shareowners' Equity (Deficit) (unaudited) for the nine
     month periods ended May 2, 1999 and May 3, 1998                                             5

     Notes to Consolidated Financial Statements (unaudited)                                      6

  Item 2. Management's Discussion and Analysis of Results of Operations and Financial
          Condition

     Pro Forma Statements of Earnings (unaudited)                                                12

     Management's Discussion and Analysis of Results of Operations and Financial
     Condition                                                                                   13

  Item 3. Market Risk                                                                            23


PART II.   OTHER INFORMATION

  Item 1.   Legal Proceedings                                                                    24
  Item 2.   Changes in Securities                                                                24
  Item 3.   Defaults upon Senior Securities                                                      24
  Item 4.   Submission of Matters to a Vote of Security Holders                                  24
  Item 5.   Other Information                                                                    24
  Item 6.   Exhibits and Reports on Form 8-K                                                     25

SIGNATURE PAGE                                                                                   25

                          PART I. FINANCIAL INFORMATION
--------------------------------------------------------------------------------
ITEM 1. FINANCIAL STATEMENTS

                           VLASIC FOODS INTERNATIONAL

                 CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
                     (in thousands except per share amounts)

                                                             THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                       ------------------------------        ------------------------------
                                                         May 2,             May 3,             May 2,             May 3,
                                                          1999               1998               1999               1998
                                                       -----------        -----------        -----------        -----------
Net sales (including $34,113 and $39,997 in the
  third quarters, respectively, and $117,825 and
  $123,629 in the nine months periods,
  respectively, to related parties)                    $   320,633        $   320,694        $ 1,004,308        $ 1,043,863
                                                       -----------        -----------        -----------        -----------

Costs and expenses
  Cost of products sold                                    222,175            231,457            707,923            750,681
  Marketing and selling expenses                            61,888             55,947            175,868            170,768
  Administrative expenses                                   11,385             17,315             49,031             46,047
  Research and development expenses                          2,472              1,895              5,920              5,843
  Other expenses (income)                                      164               (123)               738               (214)
  Special items                                            139,785             28,050            136,585             28,050
                                                       -----------        -----------        -----------        -----------
    Total costs and expenses                               437,869            334,541          1,076,065          1,001,175
                                                       -----------        -----------        -----------        -----------

Earnings (loss) before interest and taxes                 (117,236)           (13,847)           (71,757)            42,688
  Interest expense                                          11,016              3,374             32,756              4,285
  Interest income                                              124                171                554                316
                                                       -----------        -----------        -----------        -----------
Earnings (loss) before taxes                              (128,128)           (17,050)          (103,959)            38,719
Taxes on earnings                                           12,000               (452)            19,700             20,406
                                                       -----------        -----------        -----------        -----------
Earnings (loss) before cumulative effect of
  accounting change                                       (140,128)           (16,598)          (123,659)            18,313
Cumulative effect of accounting change                         -                  -                  -                 (600)
                                                       -----------        -----------        -----------        -----------
Net earnings (loss)                                    $  (140,128)       $   (16,598)       $  (123,659)       $    17,713
                                                       ===========        ===========        ===========        ===========
Earnings (Loss) Per Share
Per share - basic                                      $     (3.08)       $     (0.37)       $     (2.72)       $      0.39

Weighted average shares outstanding - basic                 45,500             45,455             45,497             45,455

Per share - assuming dilution                          $     (3.08)       $     (0.37)       $     (2.72)       $      0.39

Weighted average shares outstanding
  - assuming dilution                                       45,500(2)          45,455(2)          45,497(2)          46,001

Pro Forma Earnings (Loss) Per Share:(1)
Per share - basic                                                         $     (0.46)                          $      0.01
Per share - assuming dilution                                             $     (0.46)                          $      0.01


(1) See PRO FORMA STATEMENTS OF EARNINGS on page 12.

(2) Excludes potentially dilutive shares as the result would be antidilutive.



See accompanying Notes to Consolidated Financial Statements.

                           VLASIC FOODS INTERNATIONAL

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                 May 2,          August 2,
                                                                  1999             1998
                                                                ---------        ---------
                                                               (unaudited)       (audited)
Current assets
  Cash and cash equivalents                                     $  26,898        $  16,333
  Accounts receivable                                             165,941          127,644
  Inventories                                                     166,092          183,763
  Other current assets                                             17,950           25,200
                                                                ---------        ---------
    Total current assets                                          376,881          352,940
                                                                ---------        ---------

  Plant assets, net                                               367,775          520,075
  Other assets, principally intangible assets, net                 79,375           86,258
                                                                ---------        ---------
Total assets                                                    $ 824,031        $ 959,273
                                                                =========        =========

Current liabilities
  Notes payable                                                 $   7,574        $  12,535
  Payable to suppliers and others                                  96,116          121,210
  Accrued liabilities                                              82,406           93,330
                                                                ---------        ---------
    Total current liabilities                                     186,096          227,075
                                                                ---------        ---------

Long-term debt                                                    580,663          558,873
Deferred income taxes                                              25,865           19,673
Other liabilities                                                  49,307           47,048
                                                                ---------        ---------
    Total liabilities                                             841,931          852,669
                                                                ---------        ---------

Shareowners' equity (deficit)
  Preferred stock, no par value; authorized 4,000 shares;
    none issued                                                       -                -
  Common stock, no par value; authorized 56,000 shares;
    issued 45,502 shares and 45,488 shares at May 2, 1999
    and August 2, 1998, respectively                              137,758          137,473
  Accumulated deficit                                            (148,774)         (25,115)
  Accumulated other comprehensive earnings (loss)                  (6,884)          (5,754)
                                                                ---------        ---------
    Total shareowners' equity (deficit)                           (17,900)         106,604
                                                                ---------        ---------
Total liabilities and shareowners' equity (deficit)             $ 824,031        $ 959,273
                                                                =========        =========

See accompanying Notes to Consolidated Financial Statements.

                           VLASIC FOODS INTERNATIONAL

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                          NINE MONTHS ENDED
                                                                      --------------------------
                                                                        May 2,           May 3,
                                                                         1999             1998
                                                                      ---------        ---------
Cash flows from operating activities:
     Net earnings (loss)                                              $(123,659)       $  17,713
     Non-cash charges to net earnings
         Impairment loss                                                140,000              -
         Gain on business sold                                           (3,200)             -
         Restructuring charges, net                                        (215)          28,050
         Depreciation and amortization                                   34,786           34,701
         Deferred income taxes                                           12,156           (2,383)
         Cumulative effect of accounting change                             -                600
         Other, net                                                       2,258            1,125
     Changes in working capital
         Accounts receivable                                            (60,431)         (36,209)
         Inventories                                                      5,870           (7,273)
         Other current assets and liabilities                            (6,872)         (62,012)
                                                                      ---------        ---------
            Net cash provided by (used in) operating activities             693          (25,688)
                                                                      ---------        ---------

Cash flows from investing activities:
     Purchases of plant assets                                          (35,583)         (39,489)
     Sales of plant assets                                                5,880            5,085
     Proceeds from business sold                                         20,675              -
     Business acquired                                                      -             (6,350)
     Other, net                                                             175              465
                                                                      ---------        ---------
            Net cash used in investing activities                        (8,853)         (40,289)
                                                                      ---------        ---------

Cash flows from financing activities:
     Long-term borrowings                                               169,085           10,000
     Repayment of long-term borrowings                                 (145,800)         (25,000)
     Short-term borrowings, net                                          (4,736)          16,199
     Issuance of common stock                                               285              -
     Net transactions with Campbell                                         -             68,938
                                                                      ---------        ---------
            Net cash provided by financing activities                    18,834           70,137
                                                                      ---------        ---------
     Effect of exchange rate changes on cash                               (109)             (18)
                                                                      ---------        ---------
            Net change in cash and cash equivalents                      10,565            4,142

Cash and cash equivalents - beginning of period                          16,333            9,409
                                                                      ---------        ---------
Cash and cash equivalents - end of period                             $  26,898        $  13,551
                                                                      =========        =========

See accompanying Notes to Consolidated Financial Statements.

                           VLASIC FOODS INTERNATIONAL

      CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY (DEFICIT) (UNAUDITED)
                                 (in thousands)

                                                                      Issued
                                                                   Common Stock                                Campbell
                                                             --------------------------      Accumulated          Net
                                                               Shares          Amount          Deficit        Investment
                                                             ----------      ----------      -----------      ----------
Balance at August 3, 1997                                           -         $     -         $     -          $ 633,168
Net earnings prior to spin-off                                      -               -               -             18,716
Net transactions with Campbell as of the spin-off date:
  Assumption of debt, pension and post-retirement
    obligations, and net deferred tax liabilities                   -               -               -           (514,930)
  Contribution to capital of remaining Campbell net
    investment                                                      -           136,954             -           (136,954)
Issuance of shares of common stock, no par
  value, in connection with the spin-off                         45,455             -               -                -
Net loss after the spin-off                                         -               -            (1,003)             -
Foreign currency translation adjustments                            -               -               -                -
                                                              ---------       ---------       ---------        ---------
Balance at May 3, 1998                                           45,455       $ 136,954       $  (1,003)       $     -
                                                              =========       =========       =========        =========
Balance at August 2, 1998                                        45,488       $ 137,473       $ (25,115)
Net loss                                                            -               -          (123,659)
Issuance of shares of common stock
  as a result of stock option exercises                              14             285             -
Foreign currency translation adjustments                            -               -               -
Reclassification adjustment for business sold                       -               -               -
                                                              ---------       ---------       ---------
Balance at May 2, 1999                                           45,502       $ 137,758       $(148,774)
                                                              =========       =========       =========

                                                                Accumulated          Total
                                                                   Other          Shareowners'
                                                               Comprehensive        Equity
                                                             Earnings (Loss)(1)    (Deficit)
                                                             ------------------   ------------
Balance at August 3, 1997                                       $    (870)         $ 632,298
Net earnings prior to spin-off                                        -               18,716
Net transactions with Campbell as of the spin-off date:
  Assumption of debt, pension and post-retirement
    obligations, and net deferred tax liabilities                     -             (514,930)
  Contribution to capital of remaining Campbell net
    investment                                                        -                  -
Issuance of shares of common stock, no par
  value, in connection with the spin-off                              -                  -
Net loss after the spin-off                                           -               (1,003)
Foreign currency translation adjustments                           (2,160)            (2,160)
                                                                ---------          ---------
Balance at May 3, 1998                                          $  (3,030)         $ 132,921
                                                                =========          =========
Balance at August 2, 1998                                       $  (5,754)         $ 106,604
Net loss                                                              -             (123,659)
Issuance of shares of common stock
  as a result of stock option exercises                               -                  285
Foreign currency translation adjustments                             (453)              (453)
Reclassification adjustment for business sold                        (677)              (677)
                                                                ---------          ---------
Balance at May 2, 1999                                          $  (6,884)         $ (17,900)
                                                                =========          =========

(1) Accumulated other comprehensive earnings (loss) consists of foreign currency translation adjustments and a reclassification adjustment for business sold.


See accompanying Notes to Consolidated Financial Statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (in thousands)

1. VLASIC FOODS INTERNATIONAL SPIN-OFF FROM CAMPBELL SOUP COMPANY

      On March 30, 1998, Campbell distributed one share of Vlasic common stock to shareowners of Campbell for every ten shares of Campbell capital stock held at the record date in a tax-free distribution (the "spin-off"). At the time of the spin-off, we began operations as a separate independent publicly-owned company. In connection with the spin-off, Campbell contributed the following businesses: Swanson frozen foods in the U.S. and Canada, Vlasic pickles, Open Pit barbecue sauce, Campbell mushrooms in the U.S., Freshbake and non-branded frozen foods and SonA and Rowats pickles and beans in the U.K., Swift and non-branded processed beef in Argentina and Kattus gourmet foods distribution (the "Kattus business") in Germany. Our historical financial statements at dates and for periods ended prior to the date of the spin-off present the combined historical financial position, results of operations and cash flows of these businesses. We sold the Kattus business in January 1999. During the third quarter of fiscal 1999, we entered into a divestiture agreement to sell our Argentine beef business, Swift-Armour. Prior to the spin-off, the businesses contributed by Campbell had been separately managed within multiple Campbell business divisions.

      In connection with the spin-off, we incurred incremental debt of approximately $560 million under a five-year $750 million unsecured revolving credit facility, consisting of $500 million of indebtedness assumed from Campbell and $60 million incurred to repay certain intercompany payables representing advances from Campbell to subsidiaries of Vlasic. On a historical basis, we were not allocated any amount of Campbell's debt and our historical financial statements prior to the spin-off do not reflect the interest expense associated with the debt incurred in connection with the spin-off. Therefore, we believe that the pro forma statements of earnings appearing on page 12, reflecting pro forma interest expense as if the spin-off had occurred at the beginning of fiscal 1998, provide more meaningful comparisons than our historical financial statements.

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


2. INTERIM FINANCIAL INFORMATION

      The accompanying unaudited consolidated financial statements for the three and nine month periods ended May 2, 1999 and May 3, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition beginning on page 12 and in our Annual Report and Form 10-K for the fiscal year ended August 2, 1998.


3. EARNINGS PER SHARE

      Earnings per share have been calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Pro forma earnings per share assume common shares outstanding as of the spin-off date were outstanding for all periods prior to March 30, 1998.

4. COMPREHENSIVE EARNINGS (LOSS)

      During the first quarter of fiscal 1999, we adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 established new standards for the reporting and display of comprehensive earnings and its components; however, the adoption of SFAS 130 had no impact on our net earnings (loss) or shareowners' equity (deficit). Comprehensive earnings are defined as the change in shareowners' equity (deficit) during a period from transactions from non-shareowner sources. Our comprehensive earnings (loss) consisted of net earnings (loss) and foreign currency translation adjustments. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

      Comprehensive earnings (loss) for the three and nine month periods ended May 2, 1999 and May 3, 1998 were as follows:


                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                    --------------------------        --------------------------
                                                      May 2,           May 3,           May 2,           May 3,
                                                       1999             1998             1999             1998
                                                    ---------        ---------        ---------        ---------
Net earnings (loss)                                 $(140,128)       $ (16,598)       $(123,659)       $  17,713
Other comprehensive earnings (loss)
     Foreign currency translation adjustments          (2,593)          (2,758)            (453)          (2,160)
                                                    ---------        ---------        ---------        ---------
Comprehensive earnings (loss)                       $(142,721)       $ (19,356)       $(124,112)       $  15,553
                                                    =========        =========        =========        =========


5. SPECIAL ITEMS

      Special items were as follows:

                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                  --------------------------        --------------------------
                                                    May 2,           May 3,           May 2,           May 3,
                                                     1999             1998             1999             1998
                                                  ---------        ---------        ---------        ---------
Argentina impairment (Note 7)                     $(140,000)       $     -          $(140,000)       $     -
Dublin mushroom farm restructuring (Note 6)          (3,000)             -             (3,000)             -
Fiscal 1998 restructuring program (Note 6)            3,215          (28,050)           3,215          (28,050)
Kattus gain (Note 7)                                    -                -              3,200              -
                                                  ---------        ---------        ---------        ---------
  Special items                                   $(139,785)       $ (28,050)       $(136,585)       $ (28,050)
                                                  =========        =========        =========        =========

      Also, during the third quarter of fiscal 1999, we recorded a special provision for taxes of $7 million on the repatriation of foreign dividends.


6. RESTRUCTURING CHARGES

                                    Loss on        Severance
                                     Asset            and
                                  Disposition      Benefits         Other            Total
                                  -----------     -----------      --------        --------
Balance at August 2, 1998          $ 14,679        $  6,951        $ 3,104         $ 24,734
Restructuring accrual                 2,400             400             200           3,000
Fiscal 1999 activity to date        (17,079)         (6,951)         (3,104)        (27,134)
                                   --------        --------        --------        --------
Balance at May 2, 1999             $    -          $    400        $    200        $    600
                                   ========        ========        ========        ========

      A special charge of $3 million was recorded in the third quarter of fiscal 1999 associated with the closure of the Dublin, Georgia mushroom farm. The farm was identified for closure due to the high costs of production and mechanical harvesting methodology that prevents it from producing high quality retail mushrooms. As part of the closure, approximately 70 people will be severed. The assets were written down to the estimated fair value less costs to sell. The $3 million cost of the program included $2.4 million of non-cash charges for losses on the disposition of plant assets and $0.6 million principally related to severance and employee benefit costs that will be paid in cash. This restructuring program is expected to be completed by the third quarter of fiscal 2000.

      A special charge of $28.1 million ($21.8 million after tax) was recorded in the third quarter of fiscal 1998 to cover the costs of a restructuring program. The restructuring program was designed to improve operational efficiency by exiting certain U.S. and European administrative offices and production facilities. The restructuring program provided for the reduction of our worldwide workforce by approximately 425 full-time administrative and operational positions. In September 1998 we sold our Peterlee frozen foods facility in the U.K. Additionally, during November 1998, we commenced closing our seasonal pickle plant in Bridgeport, Michigan. The plant employed approximately 25 full-time workers and an additional 375 seasonal workers from May through September. The restructuring charge included approximately $11.6 million primarily related to severance and employee benefit costs that will be paid in cash. The balance of the restructuring charge, amounting to $16.5 million, related to non-cash charges for losses on the disposition of plant assets. This program was completed during the third quarter of fiscal 1999. Third quarter results included a $3.2 million benefit recorded against Special items within the Statement of Earnings to reverse the remaining unutilized restructuring charge.

      The balance of the restructuring accrual was included in Accrued liabilities on the Consolidated Balance Sheets as of May 2, 1999.


7. DIVESTED BUSINESSES

      As part of our portfolio reconfiguration program, during the third quarter of fiscal 1999 we entered into a divestiture agreement to sell our Argentine beef business, Swift-Armour. The sale is subject to satisfaction of legal and regulatory items and completion of financing. We received approval for the transaction from our Board of Directors on May 24, 1999. The divestiture is expected to be completed within our fiscal year ending August 1, 1999. For a complete description of the pending divestiture, see the Stock Purchase Agreement included as an Exhibit to our Report on Form 8-K, filed on June 8, 1999. The carrying value of the Argentine beef assets held for sale was reduced to fair value based on the sale price less costs to sell. Third quarter results included a $140.0 million charge against Special items within the Statement of Earnings to reduce the assets held for sale to fair value of which $6.2 million represented a charge for goodwill impairment with the balance of the charge recorded against plant assets.

      Fourth quarter 1998 earnings included a $14.4 million charge to reduce the Kattus assets held for sale to fair value. In January 1999, we sold the Kattus business for a gain on sale of $3.2 million that is recorded on the Special items line on the Statements of Earnings.


8. SEGMENT AND GEOGRAPHIC AREA INFORMATION

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

                                                      THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                ------------------------------        ------------------------------
                                                  May 2,             May 3,             May 2,             May 3,
SEGMENT INFORMATION                                1999               1998               1999               1998
                                                -----------        -----------        -----------        -----------
Net Sales
  Frozen Foods                                  $   137,420        $   117,024        $   421,964        $   436,617
  Grocery Products                                  105,730            118,098            329,516            342,381
  Agricultural Products                              78,907             86,951            258,059            272,431
  Eliminations                                       (1,424)            (1,379)            (5,231)            (7,566)
                                                -----------        -----------        -----------        -----------
    Total                                       $   320,633        $   320,694        $ 1,004,308        $ 1,043,863
                                                ===========        ===========        ===========        ===========

Earnings (Loss) Before Interest and Taxes
  Frozen Foods                                  $    13,964        $    (3,887)       $    39,552        $    34,251
  Grocery Products                                   13,895             (6,208)            37,327             12,879
  Agricultural Products                            (145,095)            (3,752)          (148,636)            (4,442)
                                                -----------        -----------        -----------        -----------
    Total                                       $  (117,236)       $   (13,847)       $   (71,757)       $    42,688
                                                ===========        ===========        ===========        ===========

                               May 2,        August 2,
                                1999           1998
                              --------       --------
Total Assets
  Frozen Foods                $312,620        $286,197
  Grocery Products             321,793         374,178
  Agricultural Products        189,618         298,898
                              --------       --------
    Total                     $824,031       $959,273
                              ========       ========

                                                      THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                ------------------------------           ---------------------------------
                                                   May 2,             May 3,                May 2,                May 3,
GEOGRAPHIC INFORMATION                              1999             1998 (1)              1999 (1)              1998 (1)
                                                -----------        -----------           -----------           -----------
Net Sales
 United States                                  $   239,533        $   207,891           $   682,835           $   679,990
 Europe                                              40,731             65,007               183,973               213,285
 South America                                       41,793             49,175               142,731               158,154
 Eliminations                                        (1,424)            (1,379)               (5,231)               (7,566)
                                                -----------        -----------           -----------           -----------
  Total                                         $   320,633        $   320,694           $ 1,004,308           $ 1,043,863
                                                ===========        ===========           ===========           ===========
Earnings (Loss) Before Interest and Taxes
 United States                                  $    17,239        $      (309)          $    54,293           $    50,880
 Europe                                               3,703            (12,256)               11,793                (7,348)
 South America                                     (138,178)            (1,282)             (137,843)                 (844)
                                                -----------        -----------           -----------           -----------
  Total                                         $  (117,236)       $   (13,847)          $   (71,757)          $    42,688
                                                ===========        ===========           ===========           ===========


(1) Prior quarters' amounts have been reclassified to conform with current year presentation.

9.  INVENTORIES

                                               May 2,         August 2,
                                                1999            1998
                                             ---------        ---------
Raw materials, containers and supplies       $  59,849        $  52,074
Finished goods                                 120,386          144,044
                                             ---------        ---------
                                               180,235          196,118
Less: Adjustment to LIFO basis                 (14,143)         (12,355)
                                             ---------        ---------
  Total                                      $ 166,092        $ 183,763
                                             =========        =========

      Inventories determined by the LIFO method represented approximately 61% and 62% of inventories at May 2, 1999 and August 2, 1998, respectively.


10. LONG-TERM DEBT

      Long-term debt consisted of the following:

                                           May 2,        August 2,
                                            1999           1998
                                          --------       --------
Bank borrowings                           $580,200       $557,000
Capital lease obligations and other            463          1,873
                                          --------       --------
  Total                                   $580,663       $558,873
                                          ========       ========

      In connection with the spin-off, we incurred incremental debt of approximately $560 million under a five-year $750 million unsecured revolving credit facility, consisting of $500 million of indebtedness assumed from Campbell and $60 million incurred to repay certain intercompany payables representing advances from Campbell to subsidiaries of Vlasic. We amended the revolving credit facility on September 30, 1998. As a result of this amendment, $100 million of indebtedness outstanding under the revolving credit facility was converted to a term loan and the commitment under the revolving credit facility was reduced to $550 million. The term loan has the same terms and conditions as the amended revolving credit facility. Borrowings under the amended revolving credit facility and the term loan bear interest at rates, which at our option, vary with the prime rate, CD rate, LIBOR or money market rates plus applicable credit margins. The average interest rate at May 2, 1999 was 7%. In addition, we pay a facility fee of 0.50%. The applicable credit margin is based on the timing of the issuance of longer term debt. The amended agreement contains covenants including, but not limited to: the mandatory repayment of debt; the reduction of the commitment upon the sale of assets (including the pending sale of Swift-Armour in Argentina); issuance of equity and the incurrence of additional debt; restrictions on the issuance of certain new debt; limitations on capital spending; restrictions on dividend payments; and certain other financial ratio covenants. During the third quarter of fiscal 1999, we received a waiver from the bank group permitting the sale of Swift-Armour in Argentina. At May 2, 1999, $480.2 million was outstanding under the revolving credit facility and $100 million was outstanding under the term loan, with an additional $69.8 million available to support our capital requirements including working capital needs and capital expenditures.

      In order to gain greater financial flexibility for the future, we are amending our existing credit facility, whereby certain financial covenants are being revised. We expect banks with a majority of the revolving credit commitment to accept the amendment effective as of June 9, 1999, which, among other things, increases both the interest rate and the facility fee paid to the bank group. The amendment also requires the payment of a fee to the bank group and further restricts future capital spending.

11. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

      In the second quarter of fiscal 1998, we adopted Emerging Issues Task Force (EITF) Issue 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation." The EITF provided that costs of business process reengineering activities that are part of a systems development project are to be expensed as incurred. We previously capitalized certain consulting costs related to business process reengineering. The cumulative effect of this change in accounting principle was $600 (net of $370 tax), or $(0.01) per diluted share for the nine months ended May 3, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                  PRO FORMA STATEMENTS OF EARNINGS (UNAUDITED)
                     (in thousands except per share amounts)

      We believe that the Pro Forma Statements of Earnings presented below produce more meaningful comparisons as the three and nine month periods ended May 3, 1998 include interest expense on a pro forma basis. Our historical Statements of Earnings for the three and nine month periods ended May 2, 1999 include interest expense on the incremental debt incurred as of the spin-off. The pro forma information assumes the spin-off occurred at the beginning of fiscal 1998. However, the pro forma information is not necessarily indicative of results that would have occurred if we had been independent since the beginning of fiscal 1998 or of our future results. The Pro Forma Statements of Earnings should be read in conjunction with our historical consolidated financial statements and the related accompanying notes.

                                                             THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                       ------------------------------        ------------------------------
                                                          May 2,             May 3,             May 2,             May 3,
                                                           1999               1998               1999               1998
                                                       -----------        -----------        -----------        -----------
                                                         Actual           Pro Forma (1)        Actual           Pro Forma (1)
Net sales                                              $   320,633        $   320,694        $ 1,004,308        $ 1,043,863
                                                       -----------        -----------        -----------        -----------
Costs and expenses
     Cost of products sold                                 222,175            231,457            707,923            750,681
     Marketing and selling expenses                         61,888             55,947            175,868            170,768
     Administrative expenses                                11,385             17,315             49,031             46,047
     Research and development expenses                       2,472              1,895              5,920              5,843
     Other expenses (income)                                   164               (123)               738               (214)
     Special items                                         139,785             28,050            136,585             28,050
                                                       -----------        -----------        -----------        -----------
     Total costs and expenses                              437,869            334,541          1,076,065          1,001,175
                                                       -----------        -----------        -----------        -----------

Earnings (loss) before interest and taxes                 (117,236)           (13,847)           (71,757)            42,688
Interest expense, net                                       10,892              9,204             32,202             29,524
                                                       -----------        -----------        -----------        -----------
Earnings (loss) before taxes                              (128,128)           (23,051)          (103,959)            13,164
Taxes on earnings                                           12,000             (2,273)            19,700             12,778
                                                       -----------        -----------        -----------        -----------
Net earnings (loss)                                    $  (140,128)       $   (20,778)       $  (123,659)       $       386
                                                       ===========        ===========        ===========        ===========
Net Earnings (Loss) Per Share assuming
  dilution                                             $     (3.08)       $     (0.46)       $     (2.72)       $      0.01

Weighted average shares outstanding assuming
  dilution                                                  45,500(2)          45,413(2)          45,497(2)          45,941


(1) Pro Forma Net Earnings (Loss) for the three and nine month periods ended May 3, 1998 gives effect to interest expense on incremental debt incurred as of the spin-off as if it were outstanding for the entire period. The related tax impact of the pro forma interest expense is included within taxes on earnings. Pro Forma Net Earnings (Loss) excludes the cumulative effect of accounting change of a $600 charge recorded during the nine month period ended May 3, 1998. Pro Forma Net Earnings (Loss) Per Share for the three and nine month periods ended May 3, 1998 assume common shares outstanding as of the spin-off date were outstanding for all periods prior to March 30, 1998.

(2) Excludes potentially dilutive shares as the result would be antidilutive.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

      On March 30, 1998, Campbell distributed one share of Vlasic common stock to shareowners of Campbell for every ten shares of Campbell capital stock held at the record date in a tax-free distribution (the "spin-off"). At the time of the spin-off, we began operations as a separate independent publicly-owned company. In connection with the spin-off, Campbell contributed the following businesses: Swanson frozen foods in the U.S. and Canada, Vlasic pickles, Open Pit barbecue sauce, Campbell mushrooms in the U.S., Freshbake and non-branded frozen foods and SonA and Rowats pickles and beans in the U.K., Swift and non-branded processed beef in Argentina and Kattus gourmet foods distribution (the "Kattus business") in Germany. Our historical financial statements at dates and for periods ended prior to the date of the spin-off present the combined historical financial position, results of operations and cash flows of these businesses. We sold the Kattus business in January 1999. During the third quarter of fiscal 1999, we entered into a divestiture agreement to sell our Argentine beef business, Swift-Armour. Prior to the spin-off, the businesses contributed by Campbell had been separately managed within multiple Campbell business divisions.

      In connection with the spin-off, we incurred incremental debt of approximately $560 million under a five-year $750 million unsecured revolving credit facility, consisting of $500 million of indebtedness assumed from Campbell and $60 million incurred to repay certain intercompany payables representing advances from Campbell to subsidiaries of Vlasic. On a historical basis, we were not allocated any amount of Campbell's debt and our historical financial statements prior to the spin-off do not reflect the interest expense associated with the debt incurred in connection with the spin-off. Therefore, we believe that pro forma statements of earnings appearing on page 12, reflecting pro forma interest expense as if the spin-off had occurred at the beginning of fiscal 1998, provide more meaningful comparisons than our historical financial statements.

      Our results have also been affected to a significant extent by a number of unusual and special, cash and non-cash charges, including: (a) restructuring charges associated with the implementation of our strategies of reducing costs, improving operational efficiencies and divesting non-strategic assets; (b) duplicative expenses arising from transition service charges from Campbell for certain services (such as payroll, employee benefits administration, information technology, research and development, customer service and accounting services) which overlapped our internal expenses until the completion of our infrastructure; (c) costs incurred by us for the development of an independent information technology structure; (d) losses on divestiture of the Kattus business and the pending divestiture of Swift-Armour in Argentina; and (e) tax on repatriation of foreign dividends.

      For periods prior to the spin-off, our historical financial statements reflect expenses allocated by Campbell for selling, general and administrative services (including finance, legal, information systems, research and development, benefits, facilities and shared sales and distribution support). Such expenses were allocated based on net sales, utilization or other methods. The allocated expenses for these services are not necessarily indicative of the expenses that we would have incurred had we been a separate, independent entity that managed these functions. As described above, Campbell had been providing certain of these services to us on a transitional basis since the spin-off. We have established a new corporate infrastructure to operate on a stand-alone basis, and as of April 1999 we had substantially completed all of the operating and management systems and capabilities necessary to handle internally the services that had previously been provided by Campbell.

      The discussion below summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity for the three and nine months ended May 2, 1999 and May 3, 1998. The results of operations for the periods prior to the spin-off may not necessarily be indicative of the results of operations that would have occurred if we had operated as an independent company prior to the spin-off and are not necessarily indicative of our future performance. The results for the nine months ended May 2, 1999 are not necessarily indicative of the results of operations to be expected for the full year. The following discussion of results of operations and liquidity and capital resources should be read in conjunction with our historical and pro forma consolidated financial statements and the related accompanying notes.

RESULTS OF OPERATIONS

Overview

      Net sales for the first nine months of fiscal 1999 were $1.0 billion, a decrease of 3.8% from net sales in the first nine months of fiscal 1998. Excluding sales from the divested Kattus business, net sales decreased 3.2% in the first nine months of fiscal 1999 compared to last year. Net sales for the third quarter of fiscal 1999 were $320.6 million, versus $320.7 million a year ago. Excluding sales from the divested Kattus business, sales increased 5.3% in the third quarter compared to last year.

      Net earnings (loss) for the first nine months of fiscal 1999 were $(123.7) million compared to $17.7 million for the first nine months of fiscal 1998. Included within this fiscal 1999 net loss were the following special items and one-time costs (credits):

      - $140.0 million non-cash impairment loss associated with the pending divestiture of the Swift-Armour Argentine beef business;

      - $(3.2) million loss (gain) on the January 1999 sale of the Kattus business;

      - $3.0 million restructuring charge pertaining to the closure of the Dublin, Georgia mushroom farm;

      - $(3.2) million charge (benefit) from completion of the fiscal 1998 restructuring program at amounts less than originally planned;

      - $7.0 million tax charge for the impact of the repatriation of foreign dividends; and

      - $7.0 million one-time costs ($4.4 million after tax) for duplicative administrative transition costs and costs related to the development of our information technology infrastructure.

      Excluding the special items, one-time charges and tax impact of repatriated dividends described above, net earnings for the first nine months of fiscal 1999 were $24.3 million, or $0.54 per diluted share. On a comparable basis, excluding special items of $28.1 million ($21.8 million net of tax) and one-time costs of $5.5 million ($3.7 million net of tax) recorded during the first nine months of fiscal 1998, pro forma net earnings, as adjusted for interest expense, were $25.9 million, or $0.56 per diluted share.

      The historical financial statements for the first nine months of fiscal 1998 reflected minimal interest expense prior to the spin-off, as there was no allocation of interest expense on Campbell's net investment. Subsequent to the spin-off, interest expense included interest on the debt assumed from Campbell as well as the debt related to the increase in working capital. We believe the pro forma financial information appearing on page 12 provides more meaningful comparisons. Assuming that the spin-off had been consummated as of the beginning of fiscal 1998, pro forma net interest expense would have been approximately $29.5 million for the first nine months of fiscal 1998.

      For the third quarter of fiscal 1999, the net loss was $(140.1) million, or $(3.08) per diluted share compared to $(20.8) million in the prior year. Excluding special items and one-time charges in the third quarter, net earnings were $6.7 million, or $0.15 per diluted share for fiscal 1999 and $4.8 million, or $0.10 per diluted share on a pro forma basis, for the third quarter of fiscal 1998. On May 24, 1999, we announced that we expect our operating earnings (excluding special items) for our Swanson & Vlasic businesses will be approximately flat in fiscal 1999 compared to fiscal 1998. However, as with all forward-looking information, our actual results could differ.

Consolidated Statements of Earnings

     The following table sets forth certain items in our consolidated statements of earnings as percentages of our net sales for the periods indicated:

                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                  --------------------        --------------------
                                                  May 2,        May 3,        May 2,        May 3,
                                                   1999          1998          1999          1998
                                                  ------        ------        ------        ------
Net sales                                          100.0%        100.0%        100.0%        100.0%
                                                  ------        ------        ------        ------
Cost of products sold                               69.3%         72.2%         70.5%         71.9%
Marketing and selling expenses                      19.3%         17.4%         17.5%         16.4%
Administrative expenses                              3.6%          5.4%          4.9%          4.4%
Research and development expenses                    0.8%          0.6%          0.6%          0.6%
Other expenses (income)                              0.1%          0.0%          0.1%          0.0%
Special items                                       43.5%          8.7%         13.5%          2.6%
                                                  ------        ------        ------        ------
Total costs and expenses                           136.6%        104.3%        107.1%         95.9%
                                                  ------        ------        ------        ------
Earnings (loss) before interest and taxes          -36.6%         -4.3%         -7.1%          4.1%
                                                  ======        ======        ======        ======


Three Months Ended May 2, 1999 Compared to Three Months Ended May 3, 1998

      Net sales. Net sales were $320.6 million in the third quarter of fiscal 1999 compared to $320.7 million in the third quarter of fiscal 1998. Excluding sales from the divested Kattus business, net sales increased 5.3% in the third quarter of fiscal 1999 compared to the same period last year. This overall increase was primarily due to sales growth experienced in the Swanson U.S. frozen food business and the Vlasic pickle business of approximately 32.2% and 20.6%, respectively, resulting from our decision last year to align shipments with consumption, as well as increased consumption beginning in the third quarter of fiscal 1999. However, these increases were partially offset by sales declines in the U.K. businesses, Argentina and mushrooms.

      Cost of products sold. Cost of products sold as a percentage of net sales decreased to 69.3% in the third quarter of fiscal 1999 compared to 72.2% in the same period of the prior year resulting from the benefit of cost savings programs and lower cattle costs in Argentina in the third quarter of fiscal 1999, partially offset by yield problems at a few of our mushroom farms.

      Marketing and selling expenses. Marketing and selling expenses as a percentage of net sales increased in the third quarter of fiscal 1999 to 19.3% from 17.4% in the third quarter of fiscal 1998. This increase was principally due to higher advertising and trade spending in both the Swanson frozen foods and Vlasic pickle businesses.

      Administrative expenses. Administrative expenses as a percentage of net sales decreased in the third quarter of fiscal 1999 to 3.6% from 5.4% in the same period of the prior year. The change was primarily attributable to the reduction of incentive plan programs in the current year and higher costs related to the development of our information technology infrastructure in the prior year.

      Research and development expenses. Research and development expenses as a percentage of net sales increased slightly in the third quarter of fiscal 1999 to 0.8% from 0.6% in the same period of fiscal 1998.

      Other expenses (income). Other expenses in the third quarter of fiscal 1999 were approximately $0.2 million compared to other (income) in the third quarter of fiscal 1998 of ($0.1) million.

      Special items. During the third quarter of fiscal 1999, special items of $139.8 million were recorded which included the following:

      - $140.0 million non-cash impairment loss associated with the pending divestiture of the Swift-Armour Argentine beef business. The divestiture, which is subject to satisfaction of legal and regulatory items and completion of financing is expected to be completed within our fiscal year ending August 1, 1999;

      - $3.0 million restructuring charge pertaining to the closure of the Dublin, Georgia mushroom farm; and

      - ($3.2) million charge (benefit) from completion of the fiscal 1998 restructuring program at amounts less than originally planned.

      A special charge of $28.1 million ($21.8 million after tax) was recorded in the third quarter of fiscal 1998 to cover the costs of a restructuring program. The restructuring program was designed to improve operational efficiency by exiting certain U.S. and European administrative offices and production facilities and was completed in the third quarter of fiscal 1999.

      Earnings (loss) before interest and taxes. The loss before interest and taxes in the third quarter of fiscal 1999 was $(117.2) million compared to a loss before interest and taxes of $(13.8) million in the third quarter of fiscal 1998. Excluding the third quarter special items discussed above, earnings before interest and taxes were $22.5 million, or 7.0% of net sales, in the third quarter of fiscal 1999, compared to $14.2 million, or 4.4% of net sales in the third quarter of fiscal 1998. The net increase from the same period in the prior year was driven by:

      - increased sales volumes primarily in the Swanson U.S. frozen food and Vlasic pickles businesses;

      - improvements in Argentine cattle costs in the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998;

      -     cost savings experienced in our core Swanson and Vlasic businesses;
            and

      -     lower incentive plan expense in fiscal 1999; partially offset by

      -     yield problems at a few of our mushroom farms.

      Interest expense, net. Interest expense, net, for the third quarter of fiscal 1999 was $10.9 million. The historical financial statements for the third quarter of fiscal 1998 reflected minimal interest expense prior to the spin-off as there was no allocation of interest expense on Campbell's net investment. Subsequent to the spin-off, interest expense included interest on the $500 million of debt assumed from Campbell as well as the $60 million incurred to repay certain intercompany payables representing advances from Campbell to Vlasic's subsidiaries. We believe the pro forma financial information appearing on page 12 provides more meaningful comparisons. Assuming that the spin-off had been consummated as of the beginning of fiscal 1998, pro forma net interest expense would have been approximately $9.2 million for the third quarter of fiscal 1998.

      Taxes on earnings. Included in taxes on earnings for the third quarter fiscal 1999 was $7.0 million for the impact of the repatriation of foreign dividends. Excluding the impact of our special items and the $7.0 million tax charge related to the dividend repatriation, the effective tax rate was 42.9% in the third quarter of fiscal 1999 compared to 52.6% in the third quarter of fiscal 1998. The fiscal 1999 rate was lower than the fiscal 1998 rate principally due to losses in Germany for which no tax benefit was available in fiscal 1998. For fiscal year 1999, we expect an effective tax rate of approximately 39%, which includes the impact of a new minimum tax law imposed by the Argentine government in December 1998 on business assets in that country.

      Net earnings (loss). Net loss of $(140.1) million, or $(3.08) per diluted share for the third quarter of fiscal 1999 included special items of $(139.8) million for the impairment loss and restructuring reserves discussed above and $(7.0) million for the tax impact on foreign repatriation. Excluding these items, net earnings for the third quarter of fiscal 1999 were $6.7 million, or $0.15 per diluted share, compared to pro forma net earnings of $4.8 million excluding special items and one-time charges, or $0.10 per diluted share, for the third quarter of fiscal 1998.

Nine Months Ended May 2, 1999 Compared to Nine Months Ended May 3, 1998

      Net sales. Net sales of $1.0 billion in the first nine months of fiscal 1999 decreased 3.8% from net sales of the first nine months of fiscal 1998. Excluding sales from the divested Kattus business, net sales decreased 3.2% in the first nine months of fiscal 1999 compared to last year. The sales decrease was primarily driven by sales declines in our international businesses, particularly our businesses in the U.K. and Argentina, which was partially offset by sales increases in our core Swanson and Vlasic businesses.

      Cost of products sold. Cost of products sold as a percentage of net sales decreased to 70.5% in the first nine months of fiscal 1999 compared to 71.9% in the same period of the prior year resulting primarily from lower cattle costs in Argentina in the first nine months of fiscal 1999 and cost savings in the Swanson and Vlasic plants, which were partially offset by yield problems at a few of our mushroom farms.

      Marketing and selling expenses. Marketing and selling expenses as a percentage of net sales increased in the first nine months of fiscal 1999 to 17.5% from 16.4% in the first nine months of fiscal 1998. This increase was primarily caused by greater trade spending resulting from heavier promotions and new product introductions such as Vlasic Hamburger Stackers and the relaunch of the Swanson frozen fried chicken line. Partially offsetting this increase was lower selling costs in the first nine months of fiscal 1999 compared to the same period last year.

      Administrative expenses. Administrative expenses as a percentage of net sales increased in the first nine months of fiscal 1999 to 4.9% from 4.4% in the same period of the prior year primarily as a result of duplicative administrative transition costs and costs related to the development of our information technology infrastructure experienced in the first and second quarters of fiscal 1999 which were partially offset by a reduction in incentive plan programs.

      Research and development expenses. Research and development expenses as a percentage of net sales remained unchanged in the first nine months of fiscal 1999 compared to the same period of fiscal 1998.

      Other expenses (income). Other expenses (income) in the first nine months of fiscal 1998 included a gain on a fire insurance settlement, which was partially offset by expenses pertaining to a Campbell-related long term incentive program that ended in fiscal 1998.

      Special items. During the first nine months of fiscal 1999, special items of $136.6 million were recorded which included the following:

      - $140.0 million non-cash impairment loss associated with the pending divestiture of the Swift-Armour Argentine beef business;

      - $3.0 million restructuring charge pertaining to the closure of the Dublin, Georgia mushroom farm;

      - $(3.2) million charge (benefit) from completion of the fiscal 1998 restructuring program at amounts less than originally planned; and

      - $(3.2) million loss (gain) on the January 1999 sale of the Kattus business.

      A special charge of $28.1 million ($21.8 million after tax) was recorded in the third quarter of fiscal 1998 to cover the costs of a restructuring program. The restructuring program was designed to improve operational efficiency by exiting certain U.S. and European administrative offices and production facilities and was completed in the third quarter of fiscal 1999.

      Earnings (loss) before interest and taxes. The loss before interest and taxes in the first nine months of fiscal 1999 was ($71.8) million compared to earnings before interest and taxes of $42.7 million in the first nine months of fiscal 1998. Excluding the fiscal 1999 and 1998 special items discussed above, earnings before interest and taxes were $64.8 million, or 6.5% of net sales, in the first nine months of fiscal 1999, compared to earnings before interest and taxes of $70.7 million, or 6.8% of net sales in the first nine months of fiscal 1998. The net decrease from the same period in the prior year was driven by:

      - duplicative administrative transition costs and costs related to the development of our information technology infrastructure experienced in the first and second quarters of fiscal 1999;

      -     increased marketing and advertising costs; and

      -     yield problems at a few of our mushroom farms; partially offset by

      - improvements in Argentine cattle costs experienced in the first nine months of fiscal 1999 compared to the same period of fiscal 1998; and

      -     lower incentive plan expense in fiscal 1999.

      Interest expense, net. Interest expense, net, for the first nine months of fiscal 1999 was $32.2 million. The historical financial statements for the first nine months of fiscal 1998 reflected minimal interest expense prior to the spin-off as there was no allocation of interest expense on Campbell's net investment. Subsequent to the spin-off, interest expense included interest on the $500 million of debt assumed from Campbell as well as the $60 million incurred to repay certain intercompany payables representing advances from Campbell to Vlasic's subsidiaries. We believe the pro forma financial information appearing on page 12 provides more meaningful comparisons. Assuming that the spin-off had been consummated as of the beginning of fiscal 1998, pro forma net interest expense would have been approximately $29.5 million for the first nine months of fiscal 1998.

      Taxes on earnings. Included in taxes on earnings for the first nine months of fiscal 1999 was $7.0 million for the impact of the repatriation of foreign dividends. Excluding the impact of our special items and the $7.0 million tax charge related to dividend repatriation, the effective tax rate was 38.9% in first nine months of fiscal 1999 compared to 40.0% in the first nine months of fiscal 1998. For fiscal year 1999, we expect an effective tax rate of approximately 39% which includes the impact of a new minimum tax law imposed by the Argentine government in December 1998 on business assets in that country. For fiscal year 1998, we had an effective tax rate of 41.5% excluding special items.

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

      Net earnings (loss). Net loss of $(123.7) million, or $(2.72) per diluted share for the first nine months of fiscal 1999 included special items of $(136.6) for the impairment loss, restructuring reserves and gain on the sale of the Kattus business as discussed above and $(7.0) million for the tax impact on foreign repatriation. Excluding these items and the one-time charges incurred in the first and second quarters of fiscal 1999, net earnings for the first nine months of fiscal 1999 were $24.6 million, or $0.54 per diluted share, compared to pro forma net earnings of $25.9 million, excluding special items and one-time charges, or $0.56 per diluted share, for the same period of fiscal 1998.

Results by Segment

      The following table sets forth certain segment information for the periods indicated:

                                                      THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                ------------------------------        ------------------------------
                                                   May 2,             May 3,             May 2,             May 3,
SEGMENT INFORMATION                                 1999               1998               1999               1998
                                                -----------        -----------        -----------        -----------
Net Sales
 Frozen Foods                                   $   137,420        $   117,024        $   421,964        $   436,617
 Grocery Products                                   105,730            118,098            329,516            342,381
 Agricultural Products                               78,907             86,951            258,059            272,431
 Eliminations                                        (1,424)            (1,379)            (5,231)            (7,566)
                                                -----------        -----------        -----------        -----------
  Total                                         $   320,633        $   320,694        $ 1,004,308        $ 1,043,863
                                                ===========        ===========        ===========        ===========

Earnings (Loss) Before Interest and Taxes
  Frozen Foods                                  $    13,964        $    (3,887)       $    39,552        $    34,251
  Grocery Products                                   13,895             (6,208)            37,327             12,879
  Agricultural Products                            (145,095)            (3,752)          (148,636)            (4,442)
                                                -----------        -----------        -----------        -----------
    Total                                       $  (117,236)       $   (13,847)       $   (71,757)       $    42,688
                                                ===========        ===========        ===========        ===========

Three Months Ended May 2, 1999 Compared to Three Months Ended May 3, 1998

      Net sales of the frozen foods segment increased 17.4% to $137.4 million in the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998. The increase was driven by sales growth in the Swanson U.S. frozen food business resulting from higher consumption in the third quarter of fiscal 1999 compared to the same period of the prior year as well as our decision last year to begin aligning shipments with consumption. Consumption in this market was slightly ahead of the same period in the prior year due to increased marketing efforts in the current year and the introduction of new and improved fried chicken products. Sales declines in our U.K. frozen food business partially offset this increase. The segment's earnings before interest and taxes were $14.0 million in the third quarter of fiscal 1999 compared to a loss of $(3.9) million in the third quarter of fiscal 1998. Excluding the impact of special items in the third quarters of fiscal 1999 and 1998, earnings before interest and taxes for this segment were $11.8 million and $5.8 million, respectively, an increase of 103.8%. This increase was largely a result of greater sales volumes and our cost savings programs.

      Net sales of the grocery products segment decreased 10.5% to $105.7 million in the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998. Excluding sales from the divested Kattus business, net sales increased 3.8% in the third quarter of fiscal 1999 compared to the same period of the prior year. This increase was driven by greater Vlasic pickle volume due to the introduction of our new Hamburger Stackers. The segment's earnings before interest and taxes were $13.9 million in the third quarter of fiscal 1999 compared to a loss of $(6.2) million in the third quarter of fiscal 1998. Excluding the impact of special items in the third quarters of fiscal 1999 and 1998, earnings before interest and taxes for this segment were $15.0 million and $11.7 million, respectively, an increase of 9.0%. This increase was primarily attributable to higher sales, cost savings initiatives successfully implemented and certain start-up costs associated with new technology at the pickles plants in the third quarter of fiscal 1998.

      Net sales of the agricultural products segment decreased 9.3% to $78.9 million in the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998. Lower Swift-Armour export sales and decreased sales in the U.S. mushroom business to Campbell Soup Company contributed to the decline. The segment's loss before interest and taxes was $(145.1) million in the third quarter of fiscal 1999 compared to a loss of $(3.8) million in the third quarter of fiscal 1998. Excluding the impact of special items in the third quarters of fiscal 1999 and 1998, the loss before interest and taxes for this segment was $(2.1) million and $(3.4) million, respectively. This improvement was due to lower cattle costs in Argentina in the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998, which were partially offset by yield problems experienced at a few of our mushroom farms.

Nine Months Ended May 2, 1999 Compared to Nine Months Ended May 3, 1998

      Net sales of the frozen foods segment decreased 3.4% to $422.0 million in the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998. Higher Swanson U.S volumes attributable to new fried chicken products and increased marketing efforts were partially offset by sales declines in the U.K. frozen foods business. The segment's earnings before interest and taxes were $39.5 million in the first nine months of fiscal 1999 compared to $34.2 million in the first nine months of fiscal 1998. Excluding the impact of special items recorded in the third quarter of fiscal 1999 and 1998, earnings before interest and taxes for the segment were $37.4 million and $44.0 million, respectively, a decrease of 14.8%. This change was driven primarily by lower volumes in the U.K. and Canada and the allocation of one-time charges for duplicative administrative transition costs and certain information technology expenses in fiscal 1999.

      Net sales of the grocery products segment decreased 3.8% to $329.5 million in the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998. Excluding sales from the divested Kattus business, net sales decreased 1.7% in the first nine months of fiscal 1999 compared to last year. This decrease was primarily driven by lower domestic sales in Argentina resulting from the weakening market conditions as a result of the economic situation in Brazil, partially offset by increased sales in the Vlasic pickles business. The segment's earnings before interest and taxes were $37.3 million for the first nine months of fiscal 1999 compared to $12.9 million in the first nine months of fiscal 1998. Excluding the impact of special items in the third quarters of fiscal 1999 and 1998 and the Kattus gain recorded in the second quarter of fiscal 1999, earnings before interest and taxes for this segment were $33.0 million and $30.8 million, respectively, an increase of 7.1%. This increase was due to improvements from sales growth offset by greater marketing and advertising costs and the allocation of one-time charges for duplicative administrative transition costs and certain information technology expenses in fiscal 1999.

      Net sales of the agricultural products segment decreased 5.3% to $258.1 million in the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998 principally due to lower Swift-Armour export sales. The segment's loss before interest and taxes was $(148.6) million in the first nine months of fiscal 1999 compared to a loss of $(4.4) million in the same period of the prior year. Excluding the impact of the special items recorded in the third quarters of fiscal 1999 and 1998, the loss before interest and taxes for the segment was $(5.6) million and $(4.0) million, respectively. This was primarily a result of lower mushroom earnings as a result of yield problems at a few of our farms, a gain on an insurance settlement in last year's first quarter and the allocation of one-time charges for duplicative administrative transition costs and certain information technology expenses. Partially offsetting these factors were improvements in Argentine cattle costs in the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

      In connection with the spin-off, we incurred incremental debt of approximately $560 million under a five-year $750 million unsecured revolving credit facility, consisting of $500 million of indebtedness assumed from Campbell and $60 million incurred to repay certain intercompany payables representing advances from Campbell to subsidiaries of Vlasic. We amended the revolving credit facility on September 30, 1998. As a result of this amendment, $100 million of indebtedness outstanding under the revolving credit facility was converted to a term loan and the commitment under the revolving credit facility was reduced to $550 million. The term loan has the same terms and conditions as the amended revolving credit facility. Borrowings under the amended revolving credit facility and the term loan bear interest at rates, which at our option, vary with the prime rate, CD rate, LIBOR or money market rates plus applicable credit margins. The average interest rate at May 2, 1999 was 7% per annum. In addition, we pay a facility fee of 0.50%. The applicable credit margin is based on the timing of the issuance of longer term debt. The amended agreement contains covenants including, but not limited to: the mandatory repayment of debt; the reduction of the commitment upon the sale of assets (including the pending sale of Swift-Armour in Argentina); issuance of equity and the incurrence of additional debt; restrictions on the issuance of new debt; limitations on capital spending; restrictions on dividend payments; and certain other financial ratio covenants. During the third quarter of fiscal 1999, we received a waiver from the bank group permitting the sale of Swift-Armour in Argentina. The net proceeds from the pending sale of Swift-Armour would be used to repay a portion of the outstanding debt under the revolving credit facility and reduce our revolving credit commitment.

      In order to gain greater financial flexibility for the future, we are amending our existing credit facility, whereby certain financial covenants are being revised. We expect banks with a majority of the revolving credit commitment to accept the amendment effective as of June 9, 1999, which, among other things, increases both the interest rate and the facility fee paid to the bank group. The amendment also requires the payment of a fee to the bank group and further restricts future capital spending.

      At May 2, 1999, $480.2 million was outstanding under the revolving credit facility and $100 million was outstanding under the term loan, with an additional $69.8 million available to support our capital requirements including working capital needs and capital expenditures.

      Our liquidity needs will be primarily for capital expenditures, working capital and interest service requirements on our debt obligations. Capital expenditures for fiscal year 1999 are expected to approximate $50 million, of which $35.6 million had already been expended as of May 2, 1999. We believe that our capital expenditures for the foreseeable future will be focused on preventive maintenance and equipment replacement, projects intended to result in cost savings and projects related to new product introductions. The amended revolving credit facility imposes annual limits on capital expenditures which are expected to be revised as follows: $52 million in fiscal 1999; $41 million in fiscal 2000; $41 million in fiscal 2001; $42 million in fiscal 2002; and $42 million in fiscal 2003. The reason for the lower capital spending limits going forward is the pending divestiture of Swift-Armour in Argentina and the nearly completed status of our information technology infrastructure.

      We anticipate that our operating cash flows, together with available borrowings under our credit facility, will be sufficient to meet our working capital requirements, capital expenditure requirements and interest service requirements on our debt obligations.

      Net cash provided by operating activities was $0.7 million in the first nine months of fiscal 1999 compared to net cash used of $25.7 million in the first nine months of fiscal 1998. The improvement in cash flows from operations was principally driven by a smaller seasonal increase in working capital of $61.4 million in the first nine months of fiscal 1999 compared to $105.5 million in the first nine months of fiscal 1998, partially offset by the impact of lower net earnings in the first nine months of fiscal 1999. The increase in receivables to date has been larger in fiscal 1999 than in fiscal 1998 due to transition issues related to the conversion from Campbell's systems to our own. We are taking steps to collect these receivables and expect the balances to be substantially reduced by fiscal our year-end.

      Net cash used in investing activities was $8.9 million in the first nine months of fiscal 1999 compared to $40.3 million in the first nine months of 1998. Proceeds of $20.7 million from the sale of the Kattus business were used to pay down debt on our revolving credit facility. Capital expenditures were $35.6 million in the first nine months of fiscal 1999 compared to $39.5 million in the same period of the prior year.

      Net cash provided by financing activities of $18.8 million in the first nine months of fiscal 1999 was principally a net increase in borrowings under the revolving credit facility. Financing activities were used primarily for working capital requirements.


SEASONALITY

      Sales of frozen foods and mushrooms tend to be marginally higher during the winter months. Sales of pickles, relishes and barbecue sauce tend to be higher in the summer months. The majority of pickles are packed during a season extending from May through September. As a result, we tend to have higher sales in the fourth quarter of the fiscal year and our inventory levels tend to be higher in the first quarter of the fiscal year which makes our working capital requirements significantly higher in the first quarter requiring us to draw more heavily on our revolving credit facility.

YEAR 2000

      The Year 2000 issue is the result of date-sensitive computer programs using two digits rather than four to define the applicable year. If not corrected, this could result in system failures or miscalculations leading to significant disruptions in a company's operations. Prior to our spin-off from Campbell, a worldwide information technology project was initiated to identify areas impacted by Year 2000 issues. The purpose of this high-priority project was to identify and remediate non-ready systems and devices before business processes were affected. We completed a global business impact assessment and have plans for timely correction, retirement, replacement or updating of non-ready systems. We were aided in this effort by the fact that we were only recently spun-off as an independent entity on March 30, 1998 and many of our business and information systems in the U.S. have been newly purchased and implemented with Year 2000 compliant technologies. The implementation of newly purchased systems was substantially completed as of May 1999.

      The actual work of testing and remediating those systems that are not new has begun. We have completed the work on our identified critical systems and our other systems have been targeted for completion by July 31, 1999. These phases of the project were approximately 85% completed as of May 1999. Critical systems include business planning and control process manufacturing, sales order billing and warehouse management systems, that, if shut down or interrupted, could have a material adverse effect on our results of operations, financial condition and cash flows. We partner with experienced systems integration and Year 2000 vendors in the execution of our Year 2000 master plan.

      The project has clear management responsibility, budgets, plans and reporting requirements. Monthly project tracking and management reporting processes are in place. The tracking process measures progress (plan versus actual) for applications at a milestone level. The scope of the project covers information technology systems, our infrastructure, including plant floor devices, and our service partners, including logistical operations. An assessment of our global information technology infrastructure has been completed and engineers are currently remediating the plant production facilities. Remediation of the technology infrastructure is targeted for completion by October 31, 1999 and was approximately 75% completed as of May 1999.

      We will test electronic interfaces with trading partners and suppliers as part of the new system development project, which are scheduled to be completed by July 31, 1999. Additionally, questionnaires have been sent to major suppliers. Responses from suppliers are continually evaluated and updated reports are being requested.

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

      The anticipated costs associated with modifying current systems to be Year 2000 compliant will be expensed as incurred; such anticipated costs total $3 million of which approximately $0.9 million was incurred during the first nine months of fiscal 1999 and $1 million was incurred during fiscal 1998. While there can be no assurance that we and our suppliers and customers will fully resolve all Year 2000 issues, neither the estimated cost to become Year 2000 operationally effective nor the outcome of the Year 2000 issue is expected to have a material impact on our operations, liquidity or financial position.

RECENT DEVELOPMENTS

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We must adopt the statement in fiscal 2001. We are currently evaluating the effect that implementation of the new standard will have on our results of operations and financial position.

FORWARD-LOOKING INFORMATION

      This report contains certain forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. This information is based on our current views and assumptions regarding future events and financial performance and is subject to risks and uncertainties that could cause actual results to differ materially from those expressed in this report and filings with the Securities and Exchange Commission. Important facts that could cause such differences include, but are not limited to:

-     The impact of strong competitive response to our efforts and actions.

- Market risks associated with financial instruments that may vary due to the impact of unforeseen economic changes, such as currency exchange rates, inflation rates and recessionary trends.

-     Changes in prices of raw materials and other inputs.

- Continued compliance with the covenants and the terms of our amended credit facility.

-     Our ability to maintain capital expenditures within the forecasted limits.

- Impact of the Year 2000 issues associated with our business and information systems and embedded technology as well as the information technology of our vendors, suppliers, service providers and customers.

-     Implementation and functioning of information technology systems.

- Inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance.

- Our ability to achieve the forecasted savings related to restructuring programs.

- Completion of the divestiture of our Swift-Armour Argentine beef business in fiscal 1999 which is dependent upon completion of financing and satisfaction of legal and regulatory items.

-     Global business and economic conditions.

- Campbell Soup Company's future requirements for mushrooms and foodservice products.


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

      As disclosed in our Annual Report, we entered into interest rate swap contracts with a total notional value of $150 million to hedge a portion of our U.S. variable interest rate bank borrowings. As of May 2, 1999, the interest rate swap contracts provided that we pay an average interest rate of 5.9% and receive an average interest rate of 5.1%. It would have cost approximately $1.6 million to settle the interest rate swap contracts as of May 2, 1999.

      During fiscal 1998, we entered into a forward starting swap contract with a 10 year maturity and a notional amount of $50 million that hedged a portion of the interest rate exposure associated with the planned issuance of longer term debt in fiscal 1999. In March 1999, we settled the forward starting swap at no expense or benefit.

      There have been no other material changes in our market risk during nine months ended May 2, 1999. For additional information, refer to pages 21 and 22 of our Annual Report for the fiscal year ended August 2, 1998.

                           PART II. OTHER INFORMATION
--------------------------------------------------------------------------------

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None


ITEM 5. OTHER INFORMATION

      A.    Cautionary Statement on Forward-Looking statements

            This report contains certain forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. This information is based upon our current views and assumptions regarding future events and financial performance and is subject to risks and uncertainties that could cause actual results to differ materially from those expressed in this report. Additional information concerning factors that could cause actual results to vary materially from the results anticipated can be found on page 23 in Management's Discussion and Analysis of Results of Operations and Financial Condition of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended August 2, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      A.    Exhibits

      (10.1) Trust Agreement dated April 12, 1999, by and between Vlasic Foods International Inc. and Wachovia Bank, N.A. providing for the funding of certain compensation plans and arrangements under certain circumstances, including a change of control.

      (10.2) Amendment No. 1 to Amended and Restated Credit Agreement dated as of June 9, 1999.

      (27)        Financial Data Schedule


      B.    Reports on Form 8-K

      We did not file any reports on Form 8-K during the third quarter of fiscal 1999. We expect to file on June 8, 1999 on Form 8-K information regarding the planned divestiture of our Swift-Armour business in Argentina.





                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  VLASIC FOODS INTERNATIONAL INC.



Dated: June 8, 1999               By:       /s/ Mitchell P. Goldstein
                                      ------------------------------------------
                                                Mitchell P. Goldstein
                                      Vice President and Chief Financial Officer