Form 10-K
period 1999-08-01
VLASIC FOODS INTERNATIONAL INC
filed 1999-10-15
CIK 1056312

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                     ---------------------------------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Fiscal Year Ended                       Commission File Number
       August 1, 1999                                      1-13933



                                     VLASIC
                           [FOODS INTERNATIONAL INC.]
                                      LOGO


         New Jersey                                     52-2067518
    State of Incorporation                     I.R.S. Employer Identified No.


                                  Vlasic Plaza
                              Six Executive Campus
                       Cherry Hill, New Jersey 08002-4112
                           Principal Executive Offices

                         Telephone Number: 856-969-7100

                     ---------------------------------------

             Securities registered pursuant to Section 12(b) of Act:

   Title of Each Class                Name of Each Exchange on which Registered
   -------------------                -----------------------------------------
Common Stock, no par value                     New York Stock Exchange


          Securities registered pursuant to Section 12(g) of Act: None

                     ---------------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes |X| No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of October 8, 1999, the aggregate market value of Common Stock held by non-affilliates of the Registrant was $294,766,462. There were 45,502,234 shares of Common Stock outstanding as of October 8, 1999.

     Portions of the Notice of Annual Meeting and Proxy Statement dated October 15, 1999, for the Annual Meeting of Shareowners to be held on December 7, 1999, are incorporated by reference into Part III. Portions of the Annual Report to Shareowners for the fiscal year ended August 1, 1999 are incorporated by reference into Parts I and II.


===============================================================================

                                     PART I


ITEM 1. BUSINESS


                                COMPANY OVERVIEW

     Vlasic Foods International Inc. was created through a tax-free spin-off of various food businesses from Campbell Soup Company on March 30, 1998. The businesses making up Vlasic had product portfolios that were not core to Campbell's strategy. In January 1999 and July 1999 we sold two of these businesses which were not core to our own strategy for our future operations. We sold the Kattus German distribution business and the Swift-Armour Argentine beef business.

     We are a leading producer, marketer and distributor of high quality, branded convenience food products in three operating segments: Frozen Food Operations, Grocery Products Operations and Agricultural Products Operations.

         o Frozen Food Operations. The frozen foods segment manufactures frozen dinners and other frozen foods and accounted for approximately 40% of our net sales in fiscal 1999, 1998 and 1997. The frozen foods segment derives the largest portion of its earnings from manufacturing frozen dinners, breakfasts and pot pies and marketing them in the U.S. and Canada under the Swanson brand name.

         o Grocery Products Operations. The grocery products segment manufactures and distributes a diverse portfolio of food products; mostly with leading national or regional market positions. The divested Kattus business and the retail portion of the divested Swift-Armour business had been included in the grocery products segment. The grocery products segment accounted for approximately 35%, 35% and 36% of our net sales in fiscal 1999, 1998 and 1997, primarily from sales of pickles, relishes and other products marketed under the Vlasic brand in the U.S.

         o Agricultural Products Operations. Our agricultural products segment grows and distributes fresh mushrooms and performs certain contract manufacturing services for Campbell. Divested operations in Argentina that produce frozen cooked beef, canned meats and frozen and chilled cuts of beef had been included in the agricultural products segment. Our agricultural products segment accounted for approximately 25%, 25% and 24% of our net sales in each of fiscal 1999, 1998 and 1997.

     Excluding the sales of the divested Kattus German distribution business and the Swift-Armour Argentine beef business, our frozen foods, grocery products and agricultural products segments accounted for approximately 49%, 33% and 18% of our net sales in fiscal 1999, respectively.



                              PRODUCTS AND MARKETS

FROZEN FOOD OPERATIONS

     We manufacture and market frozen food products in the U.S., primarily frozen dinners, pot pies and breakfasts, under the Swanson, Hungry-Man, Great Starts and Fun Feast brands. In Canada, we market frozen food products manufactured by contract manufacturers, primarily frozen dinners and pot pies, under the Swanson and Hungry-Man brands. We also manufacture and distribute a variety of frozen food products in the United Kingdom.


                                      (1)

     The Swanson brand is the leading national brand of frozen, traditional dinners in the U.S., with approximately 28% of the $1.3 billion frozen dinner market. In addition, Swanson frozen pot pies are the market leader in their product category with approximately 28% of the $294 million frozen pot pie market.

     Our U.K. operations manufacture and distribute frozen foods such as sausages, pies and savory-filled pastries under our Freshbake brand, as well as the private label brands of certain customers. Our primary customers are retail grocery chains and foodservice operators such as restaurants and cafeterias. We sold a manufacturing facility in Peterlee, England in September 1998 and the Yankee branded business in July 1999.


GROCERY PRODUCTS OPERATIONS

     The main product offerings of our grocery products businesses are pickles and relishes, barbecue sauce and international grocery products.

     Pickles and Relishes. Our Vlasic brand is the leading national retail brand of jarred, shelf-stable pickles with approximately 32% of the $772 million U.S. national retail market. We also manufacture and sell jarred, shelf-stable pickles under the Milwaukee's brand, and relishes, peppers and sauerkraut under the Vlasic and Milwaukee's brand names. We sell shelf-stable pickles and other condiments to foodservice customers, including quick service restaurants such as McDonald's.

     Barbecue Sauce. Our Open Pit barbecue sauce is the leading retail brand of barbecue sauce in the Midwest U.S., with a 28% market share in this region. Open Pit is manufactured through a co-pack arrangement.

     International Grocery Products. We operate consumer foods businesses in the United Kingdom. We produce canned beans and vegetables under our SonA brand and pickled products under our Rowats brand. Canned products are sold directly to restaurants and cafeterias or through foodservice distributors. Pickled products are sold to retail outlets by our direct sales force. We also manufacture private label brand grocery products consisting of pickled products and canned beans and vegetables for large supermarket chains.

     We sold our Kattus German distribution business in January 1999 and our Swift-Armour Argentine beef business that manufactures and distributes retail grocery products in July 1999.

AGRICULTURAL PRODUCTS OPERATIONS

     We are one of the largest producers of fresh mushrooms in the U.S. We also manufacture a variety of frozen foods for Campbell. We sold our Swift-Armour Argentine beef business in July 1999.

     Mushrooms. We own and operate seven mushroom farms across the United States. We closed a mushroom farm in Dublin, Georgia in June 1999. Our mushroom sales accounted for approximately 12% of the U.S. fresh branded mushroom market in 1999, which makes us one of the largest brands and one of the largest fresh mushroom operations in the U.S. Approximately 95% of the mushrooms we grow are traditional white button mushrooms. The rest are fancy mushrooms, such as portobello and cremini mushrooms.

     Campbell is a major purchaser of our mushrooms pursuant to a supply agreement expiring on July 30, 2000. Sales to Campbell of mushrooms accounted for approximately 27% of our total mushroom sales in dollars for fiscal 1999. The remainder are packed by us prior to shipment and transported to restaurants, retail chains and farmer markets, and have an average shelf life of 7 days. These are sold under the Campbell's trademark, but are being transitioned to the Vlasic Farms trademark.


                                      (2)

    Contract Packing. We manufacture a variety of frozen foods including entrees for consumption by restaurants and cafeterias, under the terms of a contract packing agreement expiring on March 29, 2000. Approximately 40% of the production volume of our Omaha, Nebraska facility is devoted to this contract.


                        MARKETING, SALES AND DISTRIBUTION

     Our marketing programs consist of trade promotions and consumer-based marketing, such as advertising and coupons. Trade promotions focus on obtaining retail display support, achieving temporary price reduction and securing and increasing retail shelf space. We engage in radio, television and print advertising to build brand equity by emphasizing the heritage and characteristics of our products and promoting new products within brand segments. In January 1999, we commenced a new advertising campaign entitled "Make New Memories with Swanson." Other consumer promotions included couponing to generate trial usage and increase purchase frequency. Our coupons are printed in magazines and in advertising inserted in magazines and newspapers.

       We manage the sales and distribution of our products based on the channels through which they are sold. Combined sales to Campbell of frozen foods and mushrooms accounted for 9% of our net sales in fiscal 1999. Sales of beef to Campbell by our divested Swift-Armour operations accounted for an additional 3% of our net sales in fiscal 1999. None of our other customers accounted for 10% or more of our net sales in fiscal 1999.

     We use an independent broker sales force to sell frozen foods and grocery products in the United States and Canada to grocery chains and wholesalers. We have recently established a broker website to improve broker effectiveness and communication between the brokers and us. In some instances, we sell directly to mass merchandisers such as Wal-Mart and club stores. We use independent commercial carriers to distribute these products from our manufacturing facilities directly to our customers or third party warehouses. Historically, our frozen foods and grocery products have been sold through the same brokers. While the delivery of domestic retail grocery products has been integrated into a single system, frozen foods are delivered separately because of the need for refrigeration during shipping. Brokers also sell frozen foods to frozen foods distributors and grocery products to grocery distributors, both of which in turn sell and deliver the products to smaller grocery chains and retailers. We sell mushrooms through a dedicated team of either independent brokers or employed salespeople, depending on the region, and deliver them refrigerated to our customers by a combination of independent commercial carriers and our own transportation, depending on location.


                                   COMPETITION

     We face intense competition in each of our product lines. We compete with other producers of similar products on the basis of among other things, product quality, convenience, price, brand recognition and loyalty, customer service, effective advertising and promotional activities and the ability to identify and satisfy emerging consumer preferences. We compete with a significant number of companies of varying sizes, including divisions or subdivisions or subsidiaries of much larger companies with more substantial financial and other resources available to them. Our ability to grow our business could be impacted by the relative effectiveness of and competitive response to our new product efforts, product innovation and new advertising and promotional activities. In addition, from time to time, we experience margin pressure in certain markets as a result of competitors' pricing practices or as a result of price increases for the ingredients used in our products. Although we compete in a highly competitive industry for representation in the retail food and foodservice channels, we believe that our brand strength in our various markets has resulted in a strong competitive position. We are restricted from entering certain product lines due to the terms of the separation and distribution agreement governing the terms of our spin-off from Campbell, as well as the food service supply agreement and Swanson trademark license with Campbell.





                                      (3)

                                   INGREDIENTS

     We believe that sources of raw materials used in the frozen food businesses are readily available. Our frozen foods business entered into an exclusive five-year supply agreement for frozen cooked beef produced by the divested Swift-Armour operations. It also purchases beef and poultry from third party suppliers.

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

     In the agricultural products segment, we purchase fresh mushrooms from third parties to fulfill seasonal requirements.

     Prices of raw materials can fluctuate due to a number of factors, including changes in crop size, government-sponsored agricultural programs and weather conditions during the growing and harvesting seasons. Although we enter into advance commodity purchase agreements from time to time, increases in raw material costs could have a material adverse effect on our businesses, financial condition or results of operations.

     We purchase a variety of packaging materials, which we believe are readily available from a number of suppliers.


                           SEASONALITY OF THE BUSINESS

     Our sales and cash flows vary depending on the time of year. Sales of frozen foods and mushrooms tend to be marginally higher during the winter months. Sales of pickles, relishes and barbecue sauce tend to be higher in the summer months. The majority of pickles are packed during a season extending from May through September. This makes our working capital requirements significantly higher in the first quarter.


                             TRADEMARKS AND PATENTS

     We own many popular trademarks registered in various countries, including Vlasic, Hungry-Man, Sandwich Stackers, Great Starts, Fun Feast, Vlasic Farms, Open Pit, Freshbake, SonA and Rowats. All of our trademarks are very important to the Vlasic businesses. We protect our trademarks by obtaining registrations where appropriate and aggressively opposing any infringement. We also have a perpetual, royalty-free license to use the Swanson trademark for certain frozen foods (other than broth, stock and soup), as well as a license to continue to sell fresh mushrooms under the Campbell's brand for a transition period of up to three years from March 30, 1998. These license agreements contain standard provisions, including those dealing with quality control, marketing materials approval and termination. The previous owners of Open Pit have a license to use the Open Pit trademark in the foodservice industry.

     Although we own a number of patents covering manufacturing processes, we do not believe the Vlasic businesses depend on any of these patents to a material extent.



                                      (4)

                            RESEARCH AND DEVELOPMENT

     Our research and development is conducted at multiple sites within and outside the United States. The research and development organization consists of approximately 40 people. About 30 people are located in the U.S. and the rest are located outside the U.S. Expenditures for research and development in fiscal 1999, 1998 and 1997 were $8.0 million, $7.9 million and $8.6 million.


                             GOVERNMENTAL REGULATION

     Our operations in the United States are extensively regulated by the Food and Drug Administration (FDA), the U.S. Department of Agriculture (USDA) and other federal, state and local authorities. Outside the U.S., similar regulatory authorities have jurisdiction over our operations. Such authorities regulate the processing, packaging, storage, distribution and labeling of our products and inspect our processing facilities and products. We believe that we are in substantial compliance with all applicable laws and regulations.

                              ENVIRONMENTAL MATTERS

     We are subject to numerous federal, state and local environmental laws and regulations of the United States and other countries in which we have operations. Laws and regulations relating to worker health and workplace safety also apply to our operations.

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

                                    EMPLOYEES

     Our work force consists of approximately 5,600 employees. Of the total number of employees, approximately 5,200 are engaged in manufacturing, approximately 400 are engaged in marketing and sales and administration.

     Our U.S. work force consists of approximately 4,700 employees, approximately 2,600 of whom are represented by collective bargaining agreements with various unions. Such collective bargaining agreements expire on various dates beginning on January 21, 2000. Outside of the U.S., our work force consists of approximately 900 employees, the substantial majority of whom are represented by unions. A prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on our businesses, financial condition or results of operations. In addition, there can be no assurance that upon the expiration of existing collective bargaining or similar agreements new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to us.


                                 WORKING CAPITAL

     For information relating to the company's cash and other working capital items, see pages 18 through 19 of our 1999 Annual Report in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition", which are incorporated herein by reference.



                                      (5)

                     SEGMENT AND GEOGRAPHIC AREA INFORMATION

     For information with respect to the revenue, operating profitability and identifiable assets attributable to the our operating segments and foreign operations, see pages 30 to 31 of the 1999 Annual Report in the section of the Notes to Consolidated Financial Statements entitled "Segment and Geographic Area Information", which is incorporated herein by reference.


                               RECENT DEVELOPMENTS

     For information relating to recent developments, see page 22 of the 1999 Annual Report in the section entitled, "Management's Discussion and Analysis of Results of Operations and Financial Condition" which is incorporated herein by reference.


               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

     From time to time, we make oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the SEC in its rules, regulations and releases. We desire to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in the 1999 Annual Report, including the Chairman's and the President and Chief Executive Officer's Letter to Shareowners (pages 1 to 8), and Management's Discussion and Analysis of Results of Operations and Financial Condition (pages 10 to 22) and other statements made in this Form 10-K and in other filings with the SEC.

     We caution readers that any such forward-looking statements made by us or on our behalf are based on our current expectations and beliefs but are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important facts that could cause such differences include, but are not limited to:


         -  our ability to continue to comply with covenants and the terms of the senior credit facility and the senior subordinated notes;
         -  our ability to maintain capital expenditures within the forecast limits, which are based on assumptions about infrastructure requirements;
         - issues associated with our business and information systems and embedded technology, including Year 2000 and other system problems which could disrupt our operations--we would also be impacted by software and system problems of our vendors and customers;
         - Campbell Soup Company's future requirements for mushrooms and foodservice products;
         - the impact of strong competitive response to our efforts to leverage our brand power with product innovation and new advertising;
         - the inherent risks in the marketplace associated with our products, including uncertainties about trade and consumer acceptance;
         -  the inherent risks associated with an agricultural business;
         -  changes in prices of raw materials and other inputs;
         - the impact of unforeseen economic and political changes in international markets where we compete;
         - the market risks associated with financial instruments which may be subject to unforeseen economic changes, such as currency exchange rates, interest rates, inflation rates and recessionary trends;
         - our ability to achieve the gains anticipated from our cost productivity programs; and
         - our ability to achieve the forecasted savings related to restructuring programs.

     Vlasic has no intention of or obligation to update forward-looking statements even if new information, future events or other circumstances make them incorrect or misleading.




                                      (6)

ITEM 2. PROPERTIES

     We currently own or lease 14 production facilities in the United States and the United Kingdom. We believe that these facilities are suitable for our operations and provide sufficient capacity to meet our requirements for the foreseeable future. Our corporate headquarters is leased. The chart below lists the location and principal products produced at our key production facilities.

                      FACILITY LOCATION                                PRINCIPAL PRODUCTS
                      -----------------                                ------------------
         FROZEN FOODS
            Fayetteville, Arkansas                                         Frozen Foods
            Omaha, Nebraska                                                Frozen Foods
            Salford, England                                               Frozen Foods
            Glasgow, Scotland                                              Frozen Foods

         GROCERY PRODUCTS
            Imlay City, Michigan                                      Pickles and Condiments
            Millsboro, Delaware                                       Pickles and Condiments
            Stratford upon Avon, England                       Pickles, Canned Beans and Vegetables

         AGRICULTURAL PRODUCTS
            Blandon, Pennsylvania                                           Mushrooms
            West Chicago, Illinois                                          Mushrooms
            Brighton, Indiana                                               Mushrooms
            Fennville, Michigan                                             Mushrooms
            Hillsboro, Texas                                                Mushrooms
            Jackson, Ohio                                                   Mushrooms
            Pescadero, California                                           Mushrooms


ITEM 3. LEGAL PROCEEDINGS

     We, in the ordinary course of business, are involved in various legal proceedings. We are, however, not aware of any pending claims or litigation the outcome of which would have a material adverse effect on our business, financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.




                                      (7)

     EXECUTIVE OFFICERS OF VLASIC

     The following list of executive officers as of October 8, 1999, is included herein as an item in Part I of this Form 10-K:


                                                                                                                  Date First
                                                                                                                    Elected
              Name                                 Present Title                                       Age          Officer
              ----                                 -------------                                       ---          -------
Robert F. Bernstock (1)            President and Chief Executive Officer                                48           1998

Mitchell P. Goldstein (2)          Vice President and Chief Financial Officer                           39           1998

Norma B. Carter (3)                Vice President, General Counsel and Corporate Secretary              52           1998

Murray S. Kessler (4)              Vice President                                                       40           1998
                                   President - Swanson Division

Mark I. McCallum (5)               Vice President                                                       44           1998
                                   President - Grocery Division


(1) Mr. Bernstock has been President and Chief Executive Officer of Vlasic since March 1998. Mr. Bernstock served as Executive Vice President of Campbell Soup Company and President of its Specialty Foods Division since July 1997. Prior to that, he was appointed President - U.S. Grocery Division and Senior Vice President of Campbell Soup Company in March 1996. Mr. Bernstock served as President International Grocery Division of Campbell Soup Company from August 1994 to February 1996. He served as President - International Soup Division of Campbell Soup Company from June 1993 to July 1994 and was Vice President of Campbell Soup Company.

(2) Mr. Goldstein was named Vice President and Chief Financial Officer in October 1998. Prior to that he was Vice President, Strategic Planning and Corporate Development and President of Vlasic Farms, Inc. from June 1998. Mr. Goldstein was elected Vice President - Strategic Planning and Corporate Development in March 1998. Prior to joining Vlasic, Mr. Goldstein served as head of Strategic Planning for the Specialty Foods division of Campbell Soup Company. Prior to that, Mr. Goldstein served as Director of Strategic Planning for the U.S. Grocery Division of Campbell. He joined Campbell in March 1995 as Director of Strategic Planning at the corporate level, where he helped develop the company's strategic growth plan. Prior to that, Mr. Goldstein worked with Mercer Management Consulting for eleven years, most recently as a Vice President and Partner.

(3) Prior to joining Vlasic, Ms. Carter served in the Legal Department of Campbell Soup Company since January 1981, most recently as Vice President - Legal.



                                      (8)

(4) Mr. Kessler has been a Vice President and President - Swanson Division since March 1998. He assumed additional responsibilities for the Canadian frozen food business in August 1999. Prior to joining Vlasic, Mr. Kessler served as General Manager for the Swanson Division of Campbell Soup Company. Prior to that, he served as the Vice President of Sales and Marketing for the Pace Foods division of Campbell. He joined Campbell in December 1986 and was promoted through various positions, including Vice President of Sauces and Vice President - National Sales Manager for the Meal Enhancement Group of Campbell.

(5) Mr. McCallum was named President of the Grocery Division in June 1998 and served as Vice President and General Manager - Grocery since March 1998. Mr. McCallum assumed additional responsibilities for the Vlasic Farms mushroom business in August 1999. Prior to joining Vlasic, Mr. McCallum served Campbell Soup Company as General Manager for the Mushroom, Open Pit and the Canadian Swanson Frozen Food businesses. Prior to that, he served as Vice President and General Manager for the Sanwa, Campbell's Fresh (mushrooms) and the Prepared Foods divisions of Campbell. He joined Campbell in January 1993 as the General Manager for Campbell Australia and progressed to become the Managing Director for Campbell Asia in Hong Kong.

There is no family relationship among any of our executive officers or between any such officer and any director of Vlasic. Executive officers of Vlasic will be elected at the December 7, 1999 meeting of the Board of Directors.




                                      (9)

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREOWNER MATTERS

     Vlasic's Common Stock is listed and principally traded on the New York Stock Exchange. On October 8, 1999, there were 18,642 holders of record of Vlasic Common Stock. The market price with respect to Vlasic's Common Stock is set forth on page 42 of the 1999 Annual Report in the section of the Notes to Consolidated Financial Statements entitled "Quarterly Data (unaudited)" which is incorporated herein by reference. We currently anticipate that no cash dividends will be paid on the Vlasic Common Stock in the foreseeable future due to restrictive covenants in our credit agreements and in order to conserve cash for the repayment of debt, future acquisitions and capital expenditures.


ITEM 6. SELECTED FINANCIAL DATA

     The information called by this Item is set forth on page 43 of the 1999 Annual Report in the section entitled "Selected Financial Data" which is incorporated herein by reference. Such information should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the company included in Item 8 of this Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The information presented on pages 10 through 22 of the 1999 Annual Report in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information presented on page 20 of the 1999 Annual Report in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS

     The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated September 15, 1999, appearing on pages 23 to 42 and page 44 of the accompanying 1999 Annual Report to Shareowners are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7, 7A and 9, the 1999 Annual Report to Shareowners is not to be deemed filed as part of this Form 10-K Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



                                      (10)

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The sections entitled "Election of Directors" and "Directors and Executive Officers Stock Ownership Reports" set forth on pages 2 through 4 and page 8 of Vlasic's Notice of Annual Meeting and Proxy Statement dated October 15, 1999 (the "1999 Proxy Statement") are incorporated herein by reference.

     The information required by this Item relating to the executive officers of Vlasic is set forth in Part I of this report on pages 8 through 9 under the heading "Executive Officers of Vlasic".


ITEM 11. EXECUTIVE COMPENSATION

     The information set forth on pages 8 through 14 of the 1999 Proxy Statement in the section entitled "Compensation of Executive Officers" is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is set forth at pages 6 through 8 of the 1999 Proxy Statement in the sections entitled "Ownership by Directors and Executive Officers" and "Principal Shareowners" and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.





                                      (11)

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1. Financial Statements
            --------------------

          -- Consolidated Statements of Earnings for 1999, 1998 and 1997

          -- Consolidated Balance Sheets as of August 1, 1999 and August 2, 1998

          -- Consolidated Statements of Cash Flows for 1999, 1998, and 1997

          -- Consolidated Statements of Shareowners' Equity (Deficit) for 1999,
            1998, and 1997

          -- Notes to Consolidated Financial Statements

          -- Report of Independent Accountants

         The foregoing Financial Statements are incorporated into Part II, Item 8 of this Report by reference to pages 23 through 42 and page 44 of the 1999 Annual Report.

         2. Financial Statement Schedules
            -----------------------------

            None.


                                      (12)

         3. Exhibits
            --------

   NO.                      DESCRIPTION
   ---                      -----------

   2.0 Stock Purchase Agreement entered into among Aligar, Inc. and Cargal, Inc. and Swift Armour Holdings Co. on April 28, 1999, as amended on June 7, 1999. The Stock Purchase Agreement and the amendment thereto were filed with the Securities and Exchange Commission ("SEC") with Vlasic's Forms 8-K dated May 24, 1999, and August 16, 1999, respectively, and are incorporated herein by reference.
   3.1 Vlasic's Amended and Restated Certificate of Incorporation, as amended through March 30, 1998, was filed as Exhibit 3.1 to Vlasic's Form 10 dated March 5, 1998, and is incorporated herein by reference.
   3.2 Vlasic's Amended and Restated By-Laws, effective March 2, 1999, were filed as Exhibit 3 (ii) to Vlasic's Form 10-Q for the quarter ended January 31, 1999 and are incorporated herein by reference.
   4.1 Indenture, dated as of June 29, 1999, between Vlasic Foods International Inc. and the Bank of New York, as Trustee, and related Form of Certificate of Senior Subordinated Note were filed as Exhibit 4.1 and 4.2 respectively to Vlasic's Form S-4 filed August 18, 1999 and is incorporated herein by reference.
   4.2 Exchange and Registration Rights Agreement, dated as of June 29, 1999, among Vlasic Foods International Inc., Goldman, Sachs & Co., Chase Securities Inc., Lehman Brothers Inc. and J.P. Morgan & Co., was filed as Exhibit 4.3 to Vlasic's Form S-4 filed August 18, 1999 and is incorporated herein by reference.
   9.1 Major Stockholders' Voting Trust Agreement dated June 2, 1990, as amended, was filed as Exhibit 9.1 to Vlasic's Form 10 dated March 5, 1998, and is incorporated herein by reference.
  10.1 Transition Services Agreement between Campbell Soup Company and Vlasic Foods International Inc., effective March 30, 1998, was filed as Exhibit 10.1 to Vlasic's Form 10 dated March 5, 1998, and is incorporated herein by reference.
  10.2 Benefits Sharing Agreement between Campbell Soup Company and Vlasic Foods International Inc., effective March 30, 1998, was filed as Exhibit 10.2 to Vlasic's Form 10 dated March 5, 1998, and is incorporated herein by reference.
  10.3 Swanson Trademark License Agreement between Campbell Soup Company and Vlasic Foods International Inc., effective March 30, 1998, was filed as Exhibit 10.3 to Vlasic's Form 10 dated March 5, 1998, and is incorporated herein by reference.
  10.4 Technology Sharing Agreement between Campbell Soup Company and Vlasic Foods International Inc., effective March 30, 1998, was filed as Exhibit 10.4 to Vlasic's Form 10 dated March 5, 1998, and is incorporated herein by reference.
  10.5 Tax Sharing and Indemnification Agreement between Campbell Soup Company and Vlasic Foods International Inc., effective March 30, 1998, was filed as Exhibit 10.5 to Vlasic's Form 10 dated March 5, 1998, and is incorporated herein by reference.
  10.6 Amended and Restated Credit Agreement dated as of September 30, 1998 among Vlasic Foods International Inc., the banks party hereto, Morgan Guaranty Trust Company of New York and The Chase Manhattan Bank, as agents was filed as exhibit 10.6 to the Form 10-K dated October 20, 1998 and is incorporated herein by reference. Exhibit 10.15 further amended this agreement.
  10.7* Personal Choice, a supplemental compensation program for Vlasic Executives as amended was filed as exhibit 10.7 to the Form 10-K dated October 20, 1998 and is incorporated herein by reference.
  10.8*        Deferred Compensation Plan effective March 30, 1998 was filed as
               Exhibit 10.8 to the Form 10-K dated October 20, 1998 and is incorporated herein by reference.
  10.9* 1998 Long-Term Incentive Plan effective March 30, 1998 was filed as Exhibit 10.9 to the Form 10-K dated October 20, 1998 and is incorporated herein by reference.
  10.10*       Annual Incentive Plan effective March 30, 1998 was filed as
               Exhibit 10.10 to the Form 10-K dated October 20, 1998 and is incorporated herein by reference.
  10.11*       Director Compensation Plan effective March 30, 1998 was filed as
               Exhibit 10.11 to the Form 10-K dated October 20, 1998 and is incorporated herein by reference.

                                      (13)

  10.12* Mid-Career Hire Pension Agreement for Robert F. Bernstock, President and Chief Executive Officer, dated March 30, 1998 was filed as Exhibit 10.1 with Vlasic's Form 10-Q for the Quarter ended May 3, 1998, and is incorporated herein by reference.
  10.13*       Severence Protection Agreement dated June 22, 1998, with Robert
               F. Bernstock, President and Chief Executive Officer was filed as
               Exhibit 10.13 to the Form 10-K dated October 20, 1998 and is incorporated herein by reference.
  10.14 Trust Agreement dated April 12, 1999, by and between Vlasic Foods International Inc. and Wachovia Bank, N.A. providing for the funding of certain compensation plans and arrangements under certain circumstances including a change of control was filed as exhibit 10.1 to the Form 10-Q for the Quarter ended May 2, 1999, and is incorporated herein by reference.
  10.15 Amendment No. 1 to Amended and Restated Credit Agreement dated June 9, 1999 was filed as exhibit 10.2 to the Form 10-Q for the Quarter ended May 2, 1999, and is incorporated herein by reference.
  13.1 Pages 9 through 44 of Vlasic's 1999 Annual Report to Shareowners for the fiscal year ended August 1, 1999.
  21.1         Subsidiaries of Vlasic
  23.1         Consent of Independent Accountants.
  24.1         Power of Attorney.
  24.2 Certified copy of the resolution of Vlasic's Board of Directors authorizing signatures pursuant to a power of attorney.
  27.1         Financial Data Schedule (not considered to be filed)

(b)      Reports on Form 8-K
         -------------------

         Current Report on Form 8-K dated May 24, 1999 was filed with the Securities and Exchange Commission on June 8, 1999.

* Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this report.



                                      (14)

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Vlasic has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: October 15, 1999                 VLASIC FOODS INTERNATIONAL INC.





                                       By: /s/ Mitchell P. Goldstein
                                          --------------------------------
                                           Mitchell P. Goldstein
                                           Vice President
                                           and Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Vlasic and in the capacity and on the date indicated.



Date: October 15, 1999


/s/ Mitchell P. Goldstein                       /s/ Joseph Adler
--------------------------------                -------------------------------
Mitchell P. Goldstein                           Joseph Adler
Vice President                                  Vice President and Controller
and Chief Financial Officer




Donald J. Keller          Chairman and Director    }
Robert F. Bernstock       President, Chief         }
                          Executive Officer and    }
                          Director                 }
Robert T. Blakely         Director                 }  By: /s/ Norma B. Carter
Morris A. Cohen           Director                 }  --------------------------
Tristram C. Colket, Jr.   Director                 }  Norma B. Carter
Lawrence C. Karlson       Director                 }  Vice President, General
Shaun F. O'Malley         Director                 }  Counsel and Corporate
                                                      Secretary




                                      (15)