Form 10-Q
period 1999-10-31
VLASIC FOODS INTERNATIONAL INC
filed 1999-12-10
CIK 1056312

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               --------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                    Commission File Number
      October 31, 1999                                    1-13933


                        [VLASIC INTERNATIONAL INC. LOGO]


         New Jersey                                      52-2067518
   State of Incorporation                    I.R.S. Employer Identification No.




                                  Vlasic Plaza
                              Six Executive Campus
                       Cherry Hill, New Jersey 08002-4112
                           Principal Executive Offices

                         Telephone Number: 856-969-7100

               --------------------------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X    No
                                    -----     -----


         There were 45,502,234 shares of Common Stock outstanding as of December 1, 1999.



================================================================================

                           VLASIC FOODS INTERNATIONAL

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                                       Page No.
     Item 1. Financial Statements

         Consolidated Statements of Earnings (unaudited) for the three months
         ended October 31, 1999 and November 1, 1998                                                                    2

         Consolidated Balance Sheets as of October 31, 1999 (unaudited) and
         August 1, 1999 (audited)                                                                                       3

         Consolidated Statements of Cash Flows (unaudited) for the three months
         ended October 31, 1999 and November 1, 1998                                                                    4

         Consolidated Statements of Shareowners' Equity (Deficit) (unaudited)                                           5
         for the three months ended October 31, 1999 and November 1, 1998

         Notes to Consolidated Financial Statements (unaudited)                                                         6

     Item 2. Management's Discussion and Analysis of Results of Operations and
             Financial Condition                                                                                       10

     Item 3. Market Risk                                                                                               17


PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                                                         18
     Item 2. Changes in Securities                                                                                     18
     Item 3. Defaults upon Senior Securities                                                                           18
     Item 4. Submission of Matters to a Vote of Security Holders                                                       18
     Item 5. Other Information                                                                                         18
     Item 6. Exhibits and Reports on Form 8-K                                                                          19

SIGNATURE PAGE                                                                                                         19

                          PART I. FINANCIAL INFORMATION
--------------------------------------------------------------------------------
ITEM 1.  FINANCIAL STATEMENTS


                           VLASIC FOODS INTERNATIONAL

                 CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
                    (in thousands, except per share amounts)


                                                               THREE MONTHS ENDED
                                                         ------------------------------
                                                         October 31,        November 1,
                                                            1999               1998
                                                         -----------        -----------
Net sales                                                 $264,404           $327,050
                                                          --------           --------

Costs and expenses
  Cost of products sold                                    184,315            236,539
  Marketing and selling expenses                            46,234             52,345
  Administrative expenses                                   12,811             18,243
  Research and development expenses                          2,179              1,502
  Other expense (income)                                       582                542
                                                          --------           --------
    Total costs and expenses                               246,121            309,171
                                                          --------           --------

Earnings before interest and taxes                          18,283             17,879
  Interest expense                                          11,619             10,760
  Interest income                                               95                245
                                                          --------           --------
Earnings before taxes                                        6,759              7,364
Taxes on earnings                                            2,650              2,700
                                                          --------           --------
Net earnings                                              $  4,109           $  4,664
                                                          ========           ========


Earnings per share - basic                                $   0.09           $   0.10

Weighted average shares outstanding - basic                 45,502             45,491

Earnings per share - assuming dilution                    $   0.09           $   0.10

Weighted average shares outstanding
- assuming dilution                                         45,529             45,716


See accompanying Notes to Consolidated Financial Statements.

                           VLASIC FOODS INTERNATIONAL

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                    October 31,       August 1,
                                                                                       1999             1999
                                                                                    -----------       ---------
                                                                                    (unaudited)       (audited)
Current assets
  Cash and cash equivalents                                                          $    256         $ 11,475
  Accounts receivable                                                                 115,342           91,693
  Inventories                                                                         164,220          148,631
  Other current assets                                                                 18,912           16,401
                                                                                     --------         --------
    Total current assets                                                              298,730          268,200
                                                                                     --------         --------

Plant assets, net                                                                     314,143          317,651
Other assets, principally intangible assets, net                                       79,028           79,582
                                                                                     --------         --------
    Total assets                                                                     $691,901         $665,433
                                                                                     ========         ========

Current liabilities
  Notes payable                                                                      $    150         $    194
  Payable to suppliers and others                                                      87,978           99,876
  Accrued liabilities                                                                  55,620           53,987
                                                                                     --------         --------
    Total current liabilities                                                         143,748          154,057
                                                                                     --------         --------

Long-term debt                                                                        499,262          469,134
Deferred income taxes                                                                  13,485           13,429
Other liabilities                                                                      50,456           49,214
                                                                                     --------         --------
    Total liabilities                                                                 706,951          685,834
                                                                                     --------         --------

Shareowners' equity (deficit)
  Preferred stock, no par value; authorized 4,000 shares; none issued                       -                -
  Common stock, no par value; authorized 56,000 shares;
  issued 45,502 shares at October 31, 1999 and August 1, 1999                         137,758          137,758
  Accumulated deficit                                                                (147,337)        (151,446)
  Accumulated other comprehensive earnings (loss)                                      (5,471)          (6,713)
                                                                                     --------         --------
    Total shareowners' equity (deficit)                                               (15,050)         (20,401)
                                                                                     --------         --------
Total liabilities and shareowners' equity (deficit)                                  $691,901         $665,433
                                                                                     ========         ========

See accompanying Notes to Consolidated Financial Statements.

                           VLASIC FOODS INTERNATIONAL

                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (in thousands)


                                                                                                     THREE MONTHS ENDED
                                                                                               ------------------------------
                                                                                               October 31,        November 1,
                                                                                                  1999               1998
                                                                                               -----------        -----------
Cash flows from operating activities
     Net earnings                                                                               $  4,109           $  4,664
     Non-cash charges to net earnings
         Depreciation and amortization                                                             8,719             11,450
         Deferred income taxes                                                                     2,148              1,586
         Postretirement healthcare benefits                                                        1,050              1,111
         Other, net                                                                                  515               (999)
     Changes in working capital
         Accounts receivable                                                                     (23,113)           (17,723)
         Inventories                                                                             (14,986)           (21,882)
         Other current assets and liabilities                                                    (15,660)           (11,917)
                                                                                                --------           --------
            Net cash used in operating activities                                                (37,218)           (33,710)
                                                                                                --------           --------

Cash flows from investing activities
     Purchases of plant assets                                                                    (3,952)            (8,542)
     Sales of plant assets                                                                           189              4,849
     Other, net                                                                                      (35)                (9)
                                                                                                --------           --------
            Net cash used in investing activities                                                 (3,798)            (3,702)
                                                                                                --------           --------

Cash flows from financing activities
     Long-term borrowings                                                                         64,400             73,542
     Repayment of long-term borrowings                                                           (34,300)           (46,500)
     Short-term borrowings (repayments), net                                                         (44)               538
     Issuance of common stock                                                                          -                139
                                                                                                --------           --------
            Net cash provided by financing activities                                             30,056             27,719
                                                                                                --------           --------

     Effect of exchange rate changes on cash                                                        (259)               565
                                                                                                --------           --------
            Net change in cash and cash equivalents                                              (11,219)            (9,128)

Cash and cash equivalents - beginning of period                                                   11,475             16,333
                                                                                                --------           --------
Cash and cash equivalents - end of period                                                       $    256           $  7,205
                                                                                                ========           ========


See accompanying Notes to Consolidated Financial Statements.

                           VLASIC FOODS INTERNATIONAL

      CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY (DEFICIT) (unaudited)
                                 (in thousands)


                                                                                                    Accumulated
                                                                    Common Stock                        Other           Total
                                                                ---------------------               Comprehensive    Shareowners'
                                                                                      Accumulated     Earnings          Equity
                                                                Shares        Amount    Deficit       (Loss)(1)        (Deficit)
                                                                ------       -------- -----------     ---------        --------
Balance at August 2, 1998                                       45,488       $137,473  $ (25,115)     $ (5,754)        $106,604
  Net earnings                                                                             4,664                          4,664
  Other comprehensive earnings (loss)
  Foreign currency translation adjustments                                                               3,548            3,548
                                                                                                                       --------
  Comprehensive earnings (loss)                                                                                           8,212
  Issuance of shares of common stock
     as a result of stock options exercised                          7            139                                       139
                                                                ------       --------  ---------      --------         --------
Balance at November 1, 1998                                     45,495       $137,612  $ (20,451)     $ (2,206)        $114,955
                                                                ======       ========  =========      ========         ========



Balance at August 1, 1999                                       45,502       $137,758  $(151,446)     $ (6,713)        $(20,401)
  Net earnings                                                                             4,109                          4,109
  Other comprehensive earnings (loss)
  Foreign currency translation adjustments                                                               1,242            1,242
                                                                                                                       --------
  Comprehensive earnings (loss)                                                                                           5,351
                                                                ------       --------  ---------      --------         --------
Balance at October 31, 1999                                     45,502       $137,758  $(147,337)     $ (5,471)       $ (15,050)
                                                                ======       ========  =========      ========         ========

(1) Accumulated other comprehensive earnings (loss) consists solely of foreign currency translation adjustments.


See accompanying Notes to Consolidated Financial Statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 (in thousands)



1.       Interim Financial Information

         The accompanying unaudited consolidated financial statements for the three months ended October 31, 1999 and November 1, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition beginning on page 10 and our Annual Report and Form 10-K for the fiscal year ended August 1, 1999.


2.       Restructuring Charges



                                  Severance
                                 and Benefits          Other          Total
                                 ------------          -----          ------

Balance at August 1, 1999          $1,149              $200           $1,349
Fiscal 2000 spending                 (202)              (22)            (224)
                                   ------              ----           ------
Balance at October 31, 1999        $  947              $178           $1,125
                                   ======              ====           ======


         A special charge of $1 million was recorded in the fourth quarter of fiscal 1999 associated with administrative staff reductions in the United Kingdom. This restructuring program was designed to align fixed employee costs with the needs of the SonA and Freshbake businesses. Approximately 40 positions will be eliminated as part of this program. The $1 million charge represents severance and employee benefit costs that will be paid in cash. This restructuring program is expected to be completed by the third quarter of fiscal 2000.

         A special charge of $3 million was recorded in the third quarter of fiscal 1999 associated with the closure of the Dublin, Georgia mushroom farm. The farm was identified for closure due to the high costs of production and mechanical harvesting methodology that prevents it from producing high quality retail mushrooms. As part of the closure, approximately 70 people were terminated. The assets were written down to the estimated fair value less costs to sell. The $3 million cost of the program included $2.4 million of non-cash charges for losses on the disposition of plant assets and $0.6 million principally related to severance and employee benefit costs that will be paid in cash. This restructuring program is expected to be completed by the third quarter of fiscal 2000.

         The restructuring accrual is included in Accrued liabilities on the Consolidated Balance Sheets.


3.       Segment and Geographic Area Information

         We group our businesses in three operating segments. The FROZEN FOODS SEGMENT consists of Swanson frozen foods in the United States and Canada and Freshbake frozen foods in the United Kingdom. The GROCERY PRODUCTS SEGMENT includes Vlasic retail and foodservice pickles and condiments in the United States, Open Pit barbecue sauce in the United States, SonA and Rowats pickles, canned beans and vegetables in the United Kingdom, Kattus gourmet foods distribution in Germany (which was sold in January 1999) and Swift canned meat pates and other grocery products in Argentina (which was sold in July 1999). The AGRICULTURAL PRODUCTS SEGMENT includes the United States fresh mushroom business, contract manufacturing of frozen foodservice product for Campbell in the United States and chilled and frozen beef, frozen cooked beef and canned corned beef exported from Argentina (which was sold in July 1999) . These operating segments are managed as strategic units due to their distinct manufacturing processes, marketing strategies and distribution channels.

3.       Segment and Geographic Area Information (continued)

         Corporate expenses and assets have been allocated to the segments. Intersegment sales presented below as eliminations represent the sale of beef between the agricultural products segment and the frozen foods segment.




                                                                                               THREE MONTHS ENDED
                                                                                          ----------------------------
                                                                                          October 31,      November 1,
SEGMENT INFORMATION                                                                          1999             1998
                                                                                          -----------      -----------
Net Sales
  Frozen Foods                                                                             $142,173         $141,315
  Grocery Products                                                                           71,988           96,964
  Agricultural Products                                                                      50,243           91,642
  Eliminations                                                                                    -           (2,871)
                                                                                           --------         --------
    Total                                                                                  $264,404         $327,050
                                                                                           ========         ========

Earnings (Loss) Before Interest and Taxes
  Frozen Foods                                                                             $ 12,804         $ 13,482
  Grocery Products                                                                            7,566            8,077
  Agricultural Products                                                                      (2,087)          (3,680)
                                                                                           --------         --------
    Total                                                                                  $ 18,283         $ 17,879
                                                                                           ========         ========

                                                                                          October 31,       August 1,
                                                                                             1999             1998
                                                                                          -----------      ----------
Total Assets
  Frozen Foods                                                                             $320,652         $303,650
  Grocery Products                                                                          287,962          274,340
  Agricultural Products                                                                      83,287           87,443
                                                                                           --------         --------
    Total                                                                                  $691,901         $665,433
                                                                                           ========         ========




                                                                                               THREE MONTHS ENDED
                                                                                          ----------------------------
                                                                                          October 31,      November 1,
GEOGRAPHIC INFORMATION                                                                        1999           1998(1)
                                                                                          -----------      -----------
Net Sales
  United States                                                                            $222,225         $213,999
  Europe and Canada                                                                          42,179           65,262
  South America                                                                                   -           50,660
  Eliminations                                                                                    -           (2,871)
                                                                                           --------         --------
    Total                                                                                  $264,404         $327,050
                                                                                           ========         ========

Earnings (Loss) Before Interest and Taxes
  United States                                                                            $ 17,577         $ 18,333
  Europe and Canada                                                                             706            2,483
  South America                                                                                   -           (2,937)
                                                                                           --------         --------
    Total                                                                                  $ 18,283         $ 17,879
                                                                                           ========         ========

(1) Prior quarter amounts have been reclassified to conform with current year presentation.

4.       Inventories

                                                  October 31,       August 1,
                                                     1999             1999
                                                  -----------       ---------

Raw materials, containers and supplies             $ 43,133         $ 43,883
Finished product                                    134,528          119,089
                                                   --------         --------
                                                    177,661          162,972
Less: Adjustment to LIFO basis                      (13,441)         (14,341)
                                                   --------         --------
    Total                                          $164,220         $148,631
                                                   ========         ========



         Inventories for which the last in, first out (LIFO) method of determining cost is used represented approximately 75% of inventories at October 31, 1999 and August 1, 1999.


5.       Long-Term Debt


                                                                      October 31,      August 1,
                                                                         1999            1999
                                                                      -----------      ---------
Senior credit facility                                                 $302,000        $271,900
$200 million 10 1/4% Senior subordinated notes due 2009,
  less unamortized discount                                             197,006         196,962
Capital lease obligations and other                                         256             272
                                                                       --------        --------
    Total                                                              $499,262        $469,134
                                                                       ========        ========



         The senior credit facility consists of (1) a senior secured term loan in a principal amount of $100 million and (2) senior secured revolving credit commitments providing for revolving loans, initially in the aggregate amount of up to $550 million. We are required to make mandatory prepayments on the senior credit facility and permanently reduce revolving credit commitments under certain circumstances, including upon certain asset sales, issuance of debt securities, issuance of equity securities and receipt of casualty proceeds which include property insurance proceeds and condemnation awards. At our option, subject to certain requirements, loans may be prepaid in whole or in part. As a result of the application of the net proceeds from the sale of our senior subordinated notes in fiscal 1999 and the divestiture of our Swift-Armour Argentine beef business in fiscal 1999, the amount available to be borrowed under the revolving credit commitments was permanently reduced to $279 million. Loans under the revolving credit commitments will be available at any time through the final maturity date on February 20, 2003 and the term loan matures on February 20, 2003. As of October 31, 1999, $77.0 million was available under the revolving credit commitments. Borrowings under the senior credit facility bear interest at rates that, at our option, vary with the prime rate, CD rate, LIBOR or money market rates plus applicable credit margins. The average interest rate at October 31, 1999 was 7.6%. We are obligated to pay a facility fee ranging from 0.15% to 0.5% on the credit exposure of the banks.

         In fiscal 1999, we issued senior subordinated notes with an aggregate principle amount of $200 million at an issue price of 98.472%. The notes mature on July 1, 2009. Interest on the notes accrues at the rate of 10 1/4% per annum and is payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2000. On or after July 1, 2004, the notes may be redeemed in whole or in part at a stated price.

         The senior credit facility and our senior subordinated debt contain a number of significant covenants that, among other things, restrict our ability to engage in mergers and sales of assets, create liens on our assets, incur additional indebtedness, make investments and acquisitions, or engage in transactions with our subsidiaries and affiliates. In addition, under the senior credit facility, we are required to comply with specified ratios and tests, including maximum debt/EBITDA ratio, minimum fixed charge coverage ratio and a limitation on capital expenditures. A breach of any of these covenants could result in a default under our debt agreements. A default, if not waived, could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to us. As of October 31, 1999, we were in compliance with the covenants. It is anticipated that we will not be in compliance with the financial ratio covenants as of the end of the second and third quarters of fiscal 2000. We are currently in discussion with our lenders to renegotiate the financial ratio covenants of the senior credit facility and expect the agreement will be amended for the second quarter of fiscal 2000 so that we would expect to be in compliance with the amended financial ratio covenants, although no assurances can be given. We do not believe the amended terms will have a material impact on our results of operations, financial position or cash flows.


6.       Subsequent Event

         On December 7, 1999, we announced we began exploring strategic options for our fresh mushroom business. The Vlasic fresh mushroom business is a leading producer of fresh mushrooms in the United States, with annual production of approximately 100 million pounds and net sales of approximately $120 million. The mushroom business has eight farms located throughout the United States and employs approximately 2,000 people.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Introduction

         On March 30, 1998, Campbell Soup Company distributed one share of Vlasic common stock to shareowners of Campbell for every ten shares of Campbell capital stock held at the record date in a tax-free distribution (the "spin-off"). At the time of the spin-off, we began operations as a separate independent publicly-owned company. In connection with the spin-off, Campbell contributed the following businesses: Swanson frozen foods in the United States and Canada, Vlasic retail and foodservice pickles and condiments in the United States, Open Pit barbecue sauce, Campbell mushrooms in the United States, Freshbake and non-branded frozen foods and SonA and Rowats pickles and beans in the United Kingdom, Swift and non-branded processed beef in Argentina and Kattus gourmet foods distribution in Germany. We sold the Kattus business in January 1999 and sold our Argentine beef business, Swift-Armour, in July 1999. Prior to the spin-off, the businesses contributed by Campbell had been separately managed within multiple Campbell business divisions.

         The discussion below summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity for the three months ended October 31, 1999 and November 1, 1998. The results for the three months ended October 31, 1999 are not necessarily indicative of the results of operations to be expected for the full year. The following discussion of results of operations and liquidity and capital resources should be read in conjunction with our historical consolidated financial statements and the related accompanying notes.

Results of Operations

Overview

         Net sales for the three months ended October 31,1999 were $264.4 million compared to net sales of $327.1 million for the three months ended November 1, 1998. Excluding net sales from the Kattus and Swift-Armour businesses (which were divested in January 1999 and July 1999, respectively), net sales increased 1.4% in the first quarter of fiscal 2000 compared to last year, including 13.4% and 4.0% increases in our core Vlasic and Swanson U.S. businesses, respectively.

         Net earnings for the three months ended October 31, 1999 were $4.1 million compared to $4.7 million for the three months ended November 1, 1998. However, the net earnings for the three months ended November 1, 1998 included one-time costs of $3.5 million ($2.2 million after-tax), or $0.05 per share, for duplicative administrative transition costs and costs related to the development of our information technology infrastructure. On a comparable basis, earnings per share were $0.09 and $0.15 for the three months ended October 31, 1999 and November 1, 1998, respectively.

Consolidated Statements of Earnings

     The following table sets forth certain items in our consolidated statements of earnings as percentages of our net sales for the periods indicated:



                                                           THREE MONTHS ENDED
                                                      ----------------------------
                                                      October 31,      November 1,
                                                         1999             1998
                                                      -----------      -----------
Net sales                                               100.0%           100.0%
                                                        -----            -----
Cost of products sold                                    69.7%            72.3%
Marketing and selling expenses                           17.5%            16.0%
Administrative expenses                                   4.8%             5.6%
Research and development expenses                         0.8%             0.4%
Other expense (income)                                    0.2%             0.2%
                                                        -----            -----
    Total costs and expenses                             93.0%            94.5%
                                                        -----            -----

Earnings before interest and taxes                        7.0%             5.5%
                                                        =====            =====


Three Months Ended October 31, 1999 Compared to Three Months Ended November 1, 1998

         Net Sales. Net sales of $264.4 million for the three months ended October 31, 1999 decreased from net sales of $327.1 million for the three months ended November 1, 1998. However, excluding net sales from the divested Kattus and Swift-Armour businesses, net sales increased 1.4% in the first quarter of fiscal 2000 compared to last year, including 13.4% and 4.0% increases in our core Vlasic and Swanson U.S. businesses, respectively, while our international business in the United Kingdom suffered an overall decline in net sales.

         Cost of Products Sold. Cost of products sold as a percentage of net sales decreased to 69.7% for the three months ended October 31, 1999 compared to 72.3% for the three months ended November 1, 1998. Excluding the divested Kattus and Swift-Armour businesses, cost of products as a percentage of net sales would have been 69.2% for the three months ended November 1, 1998. On a comparable basis, the increase in cost of products sold is largely attributable to poor yields and higher costs at our mushroom farms in the first quarter of fiscal 2000.

         Marketing and Selling Expenses. Marketing and selling expenses as a percentage of net sales increased to 17.5% for the three months ended October 31, 1999 compared to 16.0% for the three months ended November 1, 1998. Excluding the divested Kattus and Swift-Armour businesses, marketing and selling expenses as a percentage of net sales would have been 16.2% for the three months ended November 1, 1998. The increase in the first quarter of fiscal 2000 was predominately caused by greater advertising and trade spending resulting from heavier promotions and new product introductions such as our Vlasic Hamburger Stackers and our innovative Swanson potato-topped pot pies.

         Administrative Expenses. Administrative expenses as a percentage of net sales decreased for the three months ended October 31, 1999 to 4.8% from 5.6% for the three months ended November 1, 1998, or 5.8% excluding the divested Kattus and Swift-Armour businesses. This decrease is a result of duplicative administrative transition costs and costs related to the development of our information technology infrastructure incurred in the first quarter of fiscal 1999, partially offset by comparatively higher staffing levels in the first quarter of fiscal 2000.

         Research and Development Expenses. Research and development expenses as a percentage of net sales increased to 0.8% for the three months ended October 31, 1999 compared to 0.4% for the three months ended November 1, 1998, or 0.5% excluding the divested Kattus and Swift-Armour businesses.

         Other Expense (Income). Other expense is principally goodwill amortization. There was no significant change in the first quarter of fiscal 2000 compared to the same period of the prior year.

         Earnings Before Interest and Taxes. Earnings before interest and taxes for the three months ended October 31, 1999 were $18.3 million compared to $17.9 million for the three months ended November 1, 1998. On a comparable basis, excluding the divested Kattus and Swift-Armour businesses and excluding one-time costs of $3.5 million relating to duplicative administrative transition costs and costs related to the development of our information technology infrastructure incurred in the first quarter of fiscal 1999, earnings before interest and taxes for the three months ended November 1, 1999 were $24.3 million. This decrease of $6.0 million in the first quarter of fiscal 2000 was driven by:

         o poor yields, higher costs and reduced contract sales at our mushroom farms;

         o operational difficulties encountered in the United Kingdom frozen foods business; and

         o increased marketing and advertising costs in our core Vlasic and Swanson U.S. businesses in the first quarter of fiscal 2000 compared to last year.

         Interest Expense, Net. Interest expense, net, for the three months ended October 31, 1999 was $11.5 million compared to $10.5 million for the three months ended November 1, 1998. We incurred higher interest expense in the first quarter of fiscal 2000 as a result of higher interest rates associated with our public bond offering.

         Taxes on Earnings. The effective tax rate was 39.2% for the three months ended October 31, 1999 compared to 36.7% for the three months ended November 1, 1998. For fiscal year 2000, we expect an effective tax rate of approximately 39%.

Results by Segment

     The following table sets forth certain segment information for the periods indicated:




                                                                THREE MONTHS ENDED
                                                           ----------------------------
                                                           October 31,      November 1,
SEGMENT INFORMATION                                           1999             1998
                                                           -----------      -----------
Net Sales
  Frozen Foods                                              $142,173         $141,315
  Grocery Products                                            71,988           96,964
  Agricultural Products                                       50,243           91,642
  Eliminations                                                     -           (2,871)
                                                            --------         --------
    Total                                                   $264,404         $327,050
                                                            ========         ========

Earnings (Loss) Before Interest and Taxes
  Frozen Foods                                              $ 12,804         $ 13,482
  Grocery Products                                             7,566            8,077
  Agricultural Products                                       (2,087)          (3,680)
                                                            --------         --------
    Total                                                   $ 18,283         $ 17,879
                                                            ========         ========


Three Months Ended October 31, 1999 Compared to Three Months Ended November 1, 1998

     Net sales of the frozen foods segment decreased approximately 0.6% to $142.2 million for the three months ended October 31, 1999 compared to the same period of the prior year. Customer sales in our Swanson U.S. business increased approximately 4.0% primarily attributable to new product introductions. However this increase was largely offset by sales declines in first quarter of fiscal 2000 in the United Kingdom frozen foods business. The segment's earnings before interest and taxes were $12.8 million for the three months ended October 31, 1999 compared to $13.5 million for the three months ended November 1, 1998. Excluding the impact of certain one-time infrastructure charges incurred in the first quarter of fiscal 1999, earnings before interest and taxes for the segment were $15.5 million. On this basis, the segment's earnings decreased approximately $2.7 million, or 17.2% in the first quarter of fiscal 2000. This decline was driven primarily by increased trade spending associated with our new product introductions in our Swanson U.S. business and lower sales and manufacturing inefficiencies in our United Kingdom frozen food business.

         Net sales of the grocery products segment decreased 25.8% to $72.0 million for the three months ended October 31, 1999 compared to fiscal 1998. Excluding net sales from the divested Kattus business and Swift-Armour retail business in the first quarter of fiscal 1999, net sales increased approximately $5.8 million, or 8.8% in the first quarter of fiscal 2000. This increase was primarily driven by increased sales in our core Vlasic pickles business as a result of higher volumes. The segment's earnings before interest and taxes were $7.6 million for the three months ended October 31, 1999 compared to $8.1 million for the three months ended November 1, 1998. Excluding the results of the divested Kattus business and Swift-Armour retail business and excluding the impact of certain one-time charges incurred in the first quarter of fiscal 1999, earnings before interest and taxes for this segment were $8.6 million for the three months ended November 1, 1998. On this basis, the segment's earnings decreased approximately 1.0 million, or 11.9% in the first quarter of fiscal 2000. This decline was predominately attributable to greater advertising and marketing costs in our core Vlasic business.

         Net sales of the agricultural products segment decreased 45.2% to $50.2 million for the three months ended October 31, 1999 compared to the same period of the prior year. Excluding net sales for the divested Swift-Armour business, net sales decreased 5.8% in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999 due to reduced contract sales and poor yields at our mushroom farms. The segment's earnings (loss) before interest and taxes of $(2.1) million for the three months ended October 31, 1999 compared to $(3.7) million for the three months ended November 1, 1998. On a comparable basis, excluding the results of the divested Swift-Armour business and the one-time infrastructure charges incurred in the first quarter of fiscal 1999, the segment's earnings before interest and taxes for the three months ended November 1, 1998 were $0.3 million. The significant decline in earnings was entirely attributable to poor yields, higher costs and reduced contract sales at our mushrooms operations.


Liquidity and Capital Resources

         The senior credit facility consists of (1) a senior secured term loan in a principal amount of $100 million and (2) senior secured revolving credit commitments providing for revolving loans, initially in the aggregate amount of up to $550 million. We are required to make mandatory prepayments on the senior credit facility and permanently reduce revolving credit commitments under certain circumstances, including upon certain asset sales, issuance of debt securities, issuance of equity securities and receipt of casualty proceeds which include property insurance proceeds and condemnation awards. At our option, subject to certain requirements, loans may be prepaid in whole or in part. As a result of the application of the net proceeds from the sale of our senior subordinated notes in fiscal 1999 and the divestiture of our Swift-Armour Argentine beef business in fiscal 1999, the amount available to be borrowed under the revolving credit commitments was permanently reduced to $279 million. Loans under the revolving credit commitments will be available at any time through the final maturity date on February 20, 2003 and the term loan matures on February 20, 2003. As of October 31, 1999, $77.0 million was available under the revolving credit commitments. Borrowings under the senior credit facility bear interest at rates that, at our option, vary with the prime rate, CD rate, LIBOR or money market rates plus applicable credit margins. The average interest rate at October 31, 1999 was 7.6%. We are obligated to pay a facility fee ranging from 0.15% to 0.5% on the credit exposure of the banks.

         In fiscal 1999, we issued senior subordinated notes with an aggregate principle amount of $200 million at an issue price of 98.472%. The notes mature on July 1, 2009. Interest on the notes accrues at the rate of 10 1/4% per annum and is payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2000. On or after July 1, 2004, the notes may be redeemed in whole or in part at a stated price.

         Our liquidity needs will be primarily for capital expenditures, working capital and interest service requirements on our debt obligations. Capital expenditures for fiscal year 2000 are expected to approximate $35 million. We believe that our capital expenditures for the foreseeable future will be focused on preventive maintenance and equipment replacement, projects intended to result in cost savings and projects related to new product introductions. The senior credit facility imposes annual limits on capital expenditures as follows: $41 million in fiscal 2000; $41 million in fiscal 2001; $42 million in fiscal 2002; and $42 million in fiscal 2003.

         We anticipate that our operating cash flows, together with available borrowings under our revolving credit facility, will be sufficient to meet our working capital requirements, capital expenditure requirements and interest service requirements on our debt obligations.

         The senior credit facility and our senior subordinated debt contain a number of significant covenants that, among other things, restrict our ability to engage in mergers and sales of assets, create liens on our assets, incur additional indebtedness, make investments and acquisitions, or engage in transactions with our subsidiaries and affiliates. In addition, under the senior credit facility, we are required to comply with specified ratios and tests, including maximum debt/EBITDA ratio, minimum fixed charge coverage ratio and a limitation on capital expenditures. A breach of any of these covenants could result in a default under our debt agreements. A default, if not waived, could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to us. As of October 31, 1999, we were in compliance with the covenants. It is anticipated that we will not be in compliance with the financial ratio covenants as of the end of the second and third quarters of fiscal 2000. We are currently in discussion with our lenders to renegotiate the financial ratio covenants of the senior credit facility and expect the agreement will be amended for the second quarter of fiscal 2000 so that we would expect to be in compliance with the amended financial ratio covenants, although no assurances can be given. We do not believe the amended terms will have a material impact on our results of operations, financial position or cash flows.

         Interest and principal payments on the indebtedness outstanding under our senior credit facility and senior subordinated debt represent significant cash requirements. Our ability to raise funds to service our debt may be restricted by our debt agreements and our ability to effect equity financing is dependent on our results of operations and market conditions. In the event that we are unable to refinance such indebtedness or raise funds through asset sales, sales of equity or otherwise, our ability to pay principal of, and interest on, our debt would be adversely affected.

         On December 7, 1999, we announced we began exploring strategic options for our fresh mushroom business. The Vlasic fresh mushroom business is a leading producer of fresh mushrooms in the United States, with annual production of approximately 100 million pounds and net sales of approximately $120 million. The mushroom business has eight farms located throughout the United States and employs approximately 2,000 people.


Three Months Ended October 31, 1999 Compared to Three Months Ended November 1, 1998

         Net cash used in operating activities was $37.2 million for the three months ended October 31, 1999 compared to $33.7 million for the three months ended November 1, 1998. The change in cash flows from operations was principally driven by a larger increase in working capital of $53.8 million for the first quarter of fiscal 2000 compared to $51.5 million for the first quarter of fiscal 1999, as well as the impact of lower net earnings and decreased depreciation and amortization in the first quarter of fiscal 2000.

         Net cash used in investing activities was $3.8 million for the three months ended October 31, 1999 compared to $3.7 million for the three months ended November 1, 1998. Capital expenditures were $4.0 million for the three months ended October 31, 1999 compared to $8.5 million for the three months ended November 1, 1998. Capital expenditures were greater in the first quarter of the prior year as we built our information technology infrastructure, and also due to the inclusion of Kattus and Swift-Armour. The disposition of the Peterlee frozen food facility in the United Kingdom in September 1998 partially offset capital expenditures incurred in the first quarter of fiscal 1999.

         Net cash provided by financing activities was $30.1 million for the three months ended October 31, 1999 compared to 27.7 million for the three months ended November 1, 1998 principally due to an increase in borrowings under the senior credit facility.

Seasonality

         Our sales and cash flows are affected by seasonal cyclicality during certain parts of the year. Sales of frozen foods and mushrooms tend to be marginally higher during the winter months. Sales of pickles, relishes and barbecue sauce tend to be higher in the summer months. The majority of pickles are packed during a season extending from May through September. As a result, our inventory levels tend to be higher in the first quarter of the fiscal year which makes our working capital requirements significantly higher in the first quarter, requiring us to draw more heavily on the revolving credit commitments under our senior credit facility.


Year 2000

         The Year 2000 issue is the result of date-sensitive computer programs using two digits rather than four to define the applicable year. If not corrected, this could result in system failures or miscalculations leading to significant disruptions in a company's operations. Prior to our spin-off from Campbell, a worldwide information technology project was initiated to identify areas impacted by Year 2000 issues. The purpose of this high-priority project was to identify and remediate non-ready systems and devices before business processes were affected. We completed a global business impact assessment and formulated plans for timely correction, retirement, replacement or updating of non-ready systems. We were aided in this effort by the fact that we were only recently spun-off as an independent entity on March 30, 1998 and many of our business and information systems in the United States have been newly purchased and implemented with Year 2000 compliant technologies. The implementation of newly purchased systems is complete.

         We completed the work on our identified critical systems and our other systems. Critical systems include business planning and control process manufacturing, sales order billing and warehouse management systems, that, if shut down or interrupted, could have a material adverse effect on our results of operations, financial condition and cash flows. We partner with experienced systems integration and Year 2000 vendors in the execution of our Year 2000 master plan.

         Our project has had clear management responsibility, budgets, plans and reporting requirements. Monthly project tracking and management reporting processes are in place. The tracking process measures progress (plan versus actual) for applications at a milestone level. The scope of the project covers information technology systems, our infrastructure, including plant floor devices, and our service partners, including logistical operations. An assessment of our global information technology infrastructure has been completed. Remediation of the technology infrastructure is complete, except for select plant production equipment for which alternative production processes have been developed in the event of a Year 2000 related failure.

         We completed our testing of electronic interfaces with trading partners and suppliers as part of the new system development project. Additionally, questionnaires have been sent to major suppliers. Responses from suppliers have been evaluated.

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

         Concurrently with the Year 2000 readiness measures described above, we and our operating subsidiaries developed contingency plans intended to mitigate the possible disruption in business operations that may result from the Year 2000 issue. These contingency plans and related cost estimates are continually refined as additional information becomes available.

         The anticipated costs associated with modifying current systems to be Year 2000 compliant are expensed as incurred; such anticipated costs and the costs of contingency plans total $2.5 million of which approximately $0.1 million was incurred in the three months ended October 31, 1999, $1 million was incurred during fiscal 1999 and $1 million was incurred during fiscal 1998. While there can be no assurance that we and our suppliers and customers will fully resolve all Year 2000 issues, neither the estimated cost to become Year 2000 operationally effective nor the outcome of the Year 2000 issue is expected to have a material impact on our operations, liquidity or financial position.


Recent Developments

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, effective in the first fiscal quarter beginning after December 15, 1999. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. We are currently evaluating the effect that implementation of the new guidance will have, if any, on our results of operations and financial position.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS Statement 133," which postponed the adoption date of SFAS No. 133. We must adopt the statement beginning fiscal 2001. We are currently evaluating the effect that implementation of the new standard will have on our results of operations and financial position.


Forward-Looking Information

         This report and our filings with the Securities and Exchange Commission contain certain forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. We caution readers that any such forward-looking statements made by us or on our behalf are based on our current expectations and beliefs but are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

         o our ability to successfully negotiate an amendment of our senior credit facility;

         o our ability to continue to comply with covenants and the terms of the senior credit facility and the senior subordinated notes;

         o our ability to maintain capital expenditures within the forecast limits, which are based on assumptions about infrastructure requirements;

         o issues associated with our business and information systems and embedded technology, including Year 2000 and other system problems which could disrupt our operations--we would also be impacted by software and system problems of our vendors and customers;

         o Campbell Soup Company's future requirements for mushrooms and foodservice products;

         o the impact of strong competitive response to our efforts to leverage our brand power with product innovation and new advertising;

         o the inherent risks in the marketplace associated with our products, including uncertainties about trade and consumer acceptance;

         o        the inherent risks associated with an agricultural business;

         o        changes in prices of raw materials and other inputs;

         o the impact of unforeseen economic and political changes in international markets where we compete;

         o the market risks associated with financial instruments which may be subject to unforeseen economic changes, such as currency exchange rates, interest rates, inflation rates and recessionary trends;

         o our ability to achieve the gains anticipated from our cost productivity programs; and

         o our ability to achieve the forecasted savings related to restructuring programs.

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

         As disclosed in our Annual Report, we entered into an interest rate swap contract with a notional value of $50 million to hedge a portion of our U.S. variable interest rate bank borrowings. As of October 31, 1999, the interest rate swap contract provided that we pay an average interest rate of 5.9% and receive an average interest rate of 6.1%. We would have received approximately $0.7 million to settle the interest rate swap contract as of October 31, 1999.

         There have been no other material changes in our market risk during the three months ended October 31, 1999. For additional information, refer to page 20 of our Annual Report for the fiscal year ended August 1, 1999.

                           PART II. OTHER INFORMATION
--------------------------------------------------------------------------------
ITEM 1.  LEGAL PROCEEDINGS

         As previously reported in our Form 10-K, dated October 15, 1999, we are not aware of any pending claims or litigation the outcome of which would have a material adverse effect on our business, financial position or results of operations.


ITEM 2.  CHANGES IN SECURITIES

     None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


ITEM 5.  OTHER INFORMATION

     A.  Cautionary Statement on Forward-Looking statements

         This report contains certain forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. This information is based upon our current views and assumptions regarding future events and financial performance and is subject to risks and uncertainties that could cause actual results to differ materially from those expressed in this report. Additional information concerning factors that could cause actual results to vary materially from the results anticipated can be found on page 16 in Management's Discussion and Analysis of Results of Operations and Financial Condition of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended August 1, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.  Exhibits
         (27)                       Financial Data Schedule


     B.  Reports on Form 8-K

     We filed a Current Report on Form 8-K, dated July 30, 1999 with the Securities and Exchange Commission, on August 16, 1999.




                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VLASIC FOODS INTERNATIONAL INC.



Dated: December 9, 1999                 By: /s/ Joseph Adler
                                           -----------------------------
                                                   Joseph Adler
                                           Vice President and Controller