Form 10-Q
period 2000-01-30
VLASIC FOODS INTERNATIONAL INC
filed 2000-03-15
CIK 1056312

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED                     COMMISSION FILE NUMBER
       JANUARY 30, 2000                                   1-13933



                    VLASIC FOODS INTERNATIONAL INC. LOGO



          NEW JERSEY                                     52-2067518
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

     THERE WERE 45,502,234 SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 1,
2000.

                           VLASIC FOODS INTERNATIONAL

                                      INDEX


PART I.   FINANCIAL INFORMATION                                                     Page No.
     Item 1. Financial Statements

         Consolidated Statements of Earnings (unaudited) for the three and
           six months ended January 30, 2000 and January 31, 1999                     2

         Consolidated Balance Sheets as of January 30, 2000 (unaudited) and
           August 1, 1999 (audited)                                                   3

         Consolidated Statements of Cash Flows (unaudited) for the six
           months ended January 30, 2000 and January 31, 1999                         4

         Consolidated Statements of Shareowners' Equity (Deficit) (unaudited)
           for the six months ended January 30, 2000 and January 31, 1999             5

         Notes to Consolidated Financial Statements (unaudited)                       6

     Item 2.   Management's Discussion and Analysis of Results of Operations
                 and Financial Condition                                              13

     Item 3.   Market Risk                                                            23


PART II.   OTHER INFORMATION

     Item 1.   Legal Proceedings                                                      24
     Item 2.   Changes in Securities                                                  24
     Item 3.   Defaults upon Senior Securities                                        24
     Item 4.   Submission of Matters to a Vote of Security Holders                    24
     Item 5.   Other Information                                                      25
     Item 6.   Exhibits and Reports on Form 8-K                                       25

SIGNATURE PAGE                                                                        25

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           VLASIC FOODS INTERNATIONAL

                 CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
                    (in thousands, except per share amounts)

                                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                    ------------------------------       ------------------------------
                                                    January 30,        January 31,       January 30,        January 31,
                                                        2000               1999              2000               1999
                                                        ----               ----              ----               ----
Net sales                                            $ 238,648          $ 324,393         $ 473,583          $ 619,886
                                                     ---------          ---------         ---------          ---------

Costs and expenses
 Cost of products sold                                 161,611            218,969           316,872            426,669
 Marketing and selling expenses                         74,312             61,100           119,621            112,775
 Administrative expenses                                13,357             17,982            24,766             34,931
 Research and development expenses                       1,834              1,802             3,900              3,170
 Other expense                                           1,285                 43             1,870                586
 Special items                                             345             (3,200)              345             (3,200)
                                                     ---------          ---------         ---------          ---------
   Total costs and expenses                            252,744            296,696           467,374            574,931
                                                     ---------          ---------         ---------          ---------

Earnings (loss) before interest and taxes              (14,096)            27,697             6,209             44,955
 Interest expense                                       12,256             10,980            23,875             21,740
 Interest income                                            70                185               165                430
                                                     ---------          ---------         ---------          ---------
Earnings (loss) before taxes                           (26,282)            16,902           (17,501)            23,645
Taxes on earnings                                      (10,070)             5,037            (6,645)             7,502
                                                     ---------          ---------         ---------          ---------
Earnings (loss) from continuing operations             (16,212)            11,865           (10,856)            16,143
Discontinued operations
 Earnings (loss) from discontinued
 operations, net of tax                                 (5,452)               (60)           (6,699)               326
                                                     ---------          ---------         ---------          ---------
Net earnings (loss)                                  $ (21,664)         $  11,805         $ (17,555)         $  16,469
                                                     =========          =========         =========          =========

Earnings (loss) per share - basic
 Earnings (loss) from continuing operations          $   (0.36)         $    0.26         $   (0.24)         $    0.35
 Earnings (loss) from discontinued operations            (0.12)                 -             (0.15)              0.01
                                                     ---------          ---------         ---------          ---------
 Net earnings (loss)                                 $   (0.48)         $    0.26         $   (0.39)         $    0.36
                                                     =========          =========         =========          =========

Weighted average shares outstanding - basic             45,502             45,500            45,502             45,495

Earnings (loss) per share - assuming dilution
 Earnings (loss) from continuing operations          $   (0.36)         $    0.26         $   (0.24)         $    0.35
 Earnings (loss) from discontinued operations            (0.12)                 -             (0.15)              0.01
                                                     ---------          ---------         ---------          ---------
  Net earnings (loss)                                $   (0.48)         $    0.26         $   (0.39)         $    0.36
                                                     =========          =========         =========          =========

Weighted average shares outstanding
- assuming dilution                                     45,502*            45,945            45,502*            45,831

*   Excludes potentially dilutive shares as the result would be antidilutive.

See accompanying Notes to Consolidated Financial Statements.

                           VLASIC FOODS INTERNATIONAL

                               CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                     January 30,       August 1,
                                                                        2000             1999 *
                                                                        ----             ------
                                                                     (unaudited)       (audited)
Current assets
 Cash and cash equivalents                                            $  11,352         $  11,316
 Accounts receivable                                                     94,207            79,746
 Inventories                                                            141,384           141,933
 Other current assets                                                     8,611            16,246
                                                                      ---------         ---------
  Total current assets                                                  255,554           249,241
                                                                      ---------         ---------

Plant assets, net                                                       274,413           281,677
Net assets of discontinued operations                                    40,715            45,429
Other assets, principally intangible assets, net                         85,568            79,582
                                                                      ---------         ---------
  Total assets                                                        $ 656,250         $ 655,929
                                                                      =========         =========

Current liabilities
 Notes payable                                                        $ 323,081         $     146
 Payable to suppliers and others                                         65,826            95,207
 Accrued liabilities                                                     59,195            49,280
                                                                      ---------         ---------
  Total current liabilities                                             448,102           144,633
                                                                      ---------         ---------

Long-term debt                                                          197,206           469,054
Deferred income taxes                                                        --            13,429
Other liabilities                                                        49,006            49,214
                                                                      ---------         ---------
  Total liabilities                                                     694,314           676,330
                                                                      ---------         ---------

Shareowners' equity (deficit)
 Preferred stock, no par value; authorized 4,000 shares;
 none issued                                                                 --                --
Common stock, no par value; authorized 56,000 shares;
 issued 45,502 shares at January 30, 2000 and August 1, 1999            137,758           137,758
Accumulated deficit                                                    (169,001)         (151,446)
Accumulated other comprehensive earnings (loss)                          (6,821)           (6,713)
                                                                      ---------         ---------
  Total shareowners' equity (deficit)                                   (38,064)          (20,401)
                                                                      ---------         ---------
Total liabilities and shareowners' equity (deficit)                   $ 656,250         $ 655,929
                                                                      =========         =========

* Prior year amounts have been reclassified as a result of discontinued operations.

See accompanying Notes to Consolidated Financial Statements.

                           VLASIC FOODS INTERNATIONAL

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                           SIX MONTHS ENDED
                                                                                     -----------------------------
                                                                                     January 30,       January 31,
                                                                                        2000              1999
                                                                                        ----              ----
Cash flows from operating activities
     Earnings (loss) from continuing operations                                      $ (10,856)        $  16,143
     Non-cash charges (credits) to earnings (loss) from continuing operations
         Special items                                                                     345            (3,200)
         Depreciation and amortization                                                  15,680            20,945
         Deferred income taxes                                                          (5,776)            5,186
         Postretirement healthcare benefits                                              2,105             2,222
         Other, net                                                                        671              (361)
     Changes in working capital
         Accounts receivable                                                           (14,286)          (36,678)
         Inventories                                                                     1,374            (1,701)
         Other current assets and liabilities                                          (26,025)           11,896
                                                                                     ---------         ---------
            Net cash provided by (used in) operating activities                        (36,768)           14,452
                                                                                     ---------         ---------

Cash flows from investing activities
     Purchases of plant assets                                                          (8,114)          (21,107)
     Sales of plant assets                                                                 179             5,078
     Proceeds from business sold                                                            --            20,675
     Other, net                                                                           (101)              289
                                                                                     ---------         ---------
            Net cash provided by (used in) investing activities                         (8,036)            4,935
                                                                                     ---------         ---------

Cash flows from financing activities
     Long-term borrowings                                                              121,094           120,702
     Repayment of long-term borrowings                                                 (70,000)         (129,000)
     Short-term borrowings (repayments), net                                               (65)           (2,456)
     Issuance of common stock                                                               --               285
                                                                                     ---------         ---------
            Net cash provided by (used in) financing activities                         51,029           (10,469)
                                                                                     ---------         ---------

     Net cash used in discontinued operations                                           (6,259)           (5,287)
     Effect of exchange rate changes on cash                                                70               165
                                                                                     ---------         ---------
            Net change in cash and cash equivalents                                         36             3,796

Cash and cash equivalents - beginning of period                                         11,316            16,064
                                                                                     ---------         ---------
Cash and cash equivalents - end of period                                            $  11,352         $  19,860
                                                                                     =========         =========

See accompanying Notes to Consolidated Financial Statements.

                           VLASIC FOODS INTERNATIONAL

      CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY (DEFICIT) (UNAUDITED)
                                 (in thousands)

                                                                                              Accumulated
                                                                                                 Other           Total
                                                      Common Stock                            Comprehensive   Shareowners'
                                                   -------------------       Accumulated       Earnings         Equity
                                                   Shares       Amount         Deficit         (Loss) (1)      (Deficit)
                                                   ------       ------         -------         ----------      ---------
Balance at August 2, 1998                          45,488      $137,473      $ (25,115)         $(5,754)        $106,604
 Net earnings                                                                   16,469                            16,469
 Other comprehensive earnings (loss)
 Foreign currency translation adjustments                                                         2,140            2,140
                                                                                                                ---------
 Comprehensive earnings (loss)                                                                                    18,609
Issuance of shares of common stock
   as a result of stock options exercised              14           285                                              285
                                                   ------      --------      ----------         --------        ---------
Balance at January 31, 1999                        45,502      $137,758      $  (8,646)         $(3,614)        $125,498
                                                   ======      ========      ==========         ========        =========



Balance at August 1, 1999                          45,502      $137,758      $(151,446)         $(6,713)        $(20,401)
 Net loss                                                                      (17,555)                          (17,555)
 Other comprehensive earnings (loss)
 Foreign currency translation adjustments                                                          (108)            (108)
                                                                                                                ---------
 Comprehensive earnings (loss)                                                                                   (17,663)
                                                   ------      --------      ----------         --------        ---------
Balance at January 30, 2000                        45,502      $137,758      $(169,001)         $(6,821)        $(38,064)
                                                   ======      ========      ==========         ========        =========

(1) Accumulated other comprehensive earnings (loss) consists solely of foreign currency translation adjustments.

See accompanying Notes to Consolidated Financial Statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

1.       INTERIM FINANCIAL INFORMATION

     The accompanying unaudited consolidated financial statements for the three and six months ended January 30, 2000 and January 31, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition beginning on page 13 and our Annual Report and Form 10-K for the fiscal year ended August 1, 1999.

2.       SUBSEQUENT EVENTS

     On January 31, 2000, we completed the sale of Vlasic Farms, Inc., our fresh mushroom business (see Note 4). Effective February 29, 2000, we received a waiver of certain covenants from the senior credit facility bank syndicate (see
Note 8).

3.       SIGNIFICANT ESTIMATES

     Generally accepted accounting principles require management to make estimates and assumptions that affect assets and liabilities, contingent assets and liabilities, and revenues and expenses. The second quarter fiscal 2000 results were impacted by charges from changes in estimates of trade marketing and customer deductions primarily for fiscal 1999 and earlier of approximately $14.5 million pre-tax, or $0.20 per share. These charges resulted primarily from revised estimates based on new information that provided better estimates and insight following our conversion to new billing and trade marketing systems and processes after the conclusion of Vlasic's transition service agreement with Campbell Soup Company. We are conducting a review of these systems and are continuing to implement processes and procedures to properly capture and analyze trade marketing spending and customer deductions. These estimates are based on the expected impact of customer marketing programs as well as historical experience trends. We continue to believe our estimates are reasonable, but because there is an inherent uncertainty in the use of estimates, actual results could differ from those estimates.

4.       DISCONTINUED OPERATIONS

     In an effort to focus on our core "Vlasic" and "Swanson" businesses and to pay down debt, we entered into an agreement with Money's Mushrooms Ltd. in December 1999 to sell Vlasic Farms, Inc., our fresh mushroom business. The sale was completed on January 31, 2000 - in our third quarter fiscal 2000. The sale price was $50 million, subject to certain post-closing purchase price adjustments. The proceeds, net of transaction closing costs and amounts held on deposit to cover certain future costs related to the transaction, were used to repay a portion of the indebtedness outstanding under our senior credit facility. Funds held on deposit are for anticipated purchase price adjustments, environmental compliance costs, severance payments and certain other costs. Any funds held on deposit remaining after payment of these specified items will be used to repay a portion of the indebtedness outstanding under our senior credit facility.

     In accordance with Accounting Principles Board Opinion No. 30 (APB 30), "Reporting the Results of Operations - Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", the results of Vlasic Farms, Inc. have been reported separately as a discontinued operation for all periods presented. The loss from discontinued operations for the three and six months ended January 30, 2000 included the results of our mushroom business through December 17, 1999, the measurement date. The loss from discontinued operations subsequent to the measurement date through January 30, 2000 (the phase-out period) of $0.8 million was deferred as we expect to realize a net gain on disposal in the third quarter fiscal 2000. Net sales, earnings (loss) before taxes and net earnings (loss) applicable to discontinued operations were as follows:

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

4.   DISCONTINUED OPERATIONS (CONTINUED)

                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                        ----------------------------      ----------------------------
                                        January 30,      January 31,      January 30,      January 31,
                                           2000             1999             2000             1999
                                           ----             ----             ----             ----
Net sales                                $ 31,248         $ 32,232         $ 60,717         $ 63,789

Earnings (loss) before taxes             $ (8,951)        $    (97)        $(10,973)        $    524
Taxes on earnings                           3,499               37            4,274             (198)
                                         --------         --------         --------         --------
Earnings (loss) from discontinued
 operations, net of tax                  $ (5,452)        $    (60)        $ (6,699)        $    326
                                         ========         ========         ========         ========

     The components of net assets of discontinued operations included in the Consolidated Balance Sheets were:

                                                         January 30,       August 1,
                                                            2000             1999
                                                            ----             ----
Accounts receivable                                       $ 10,160         $ 11,947
Inventories                                                  6,371            6,698
Plant assets, net                                           34,116           35,974
Payable to suppliers and other current liabilities          (9,932)          (9,190)
                                                          ========         ========
   Net assets of discontinued operations                  $ 40,715         $ 45,429
                                                          ========         ========

     Liabilities retained by us included certain environmental compliance costs, property taxes and medical claims, as well as pensions and other postretirement benefits. Such amounts were recorded in Accrued Liabilities on the Consolidated Balance Sheet at January 30, 2000.

5.   RESTRUCTURING CHARGES

                                       Severance
                                     and Benefits             Other                Total
                                     ------------             -----                -----
Balance at August 1, 1999               $ 1,149              $   200              $ 1,349
Restructuring accrual                     1,500                   --                1,500
Fiscal 2000 spending                       (490)                 (22)                (512)
                                        =======              =======              =======
Balance at January 30, 2000             $ 2,159              $   178              $ 2,337
                                        =======              =======              =======

     A special charge of $1.5 million was recorded in the second quarter of fiscal 2000 associated with reductions in the United States workforce. This restructuring program was designed to streamline the organization and reflects the need for a smaller infrastructure. Approximately 35 positions will be eliminated as part of this program. The $1.5 million charge represents severance and employee benefit costs that will be paid in cash. As of January 30, 2000, three individuals had been severed. This restructuring program is expected to be completed by the second quarter of fiscal 2001.

     A special charge of $1 million was recorded in the fourth quarter of fiscal 1999 associated with administrative staff reductions in the United Kingdom. This restructuring program was designed to align fixed employee costs with the needs of the SonA and Freshbake businesses. Approximately 40 positions will be eliminated as part of this program. There were 34 individuals severed as of January 30, 2000. The $1 million charge represents severance and employee benefit costs that will be paid in cash. This restructuring program is expected to be completed by the third quarter of fiscal 2000.

   The restructuring accruals were included in Accrued liabilities on the Consolidated Balance Sheets.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

6.       SEGMENT AND GEOGRAPHIC AREA INFORMATION

     We have restated our segment reporting structure as a result of the divestiture of three businesses and to align with changes to our internal structure. We have four segments that are organized based upon similar economic characteristics, manufacturing processes, marketing strategies and distribution channels. The FROZEN FOODS segment consists of Swanson frozen foods in the United States and Canada and contract manufacturing of primarily frozen foodservice products in the United States. The GROCERY PRODUCTS segment includes Vlasic retail and foodservice pickles and condiments and Open Pit barbecue sauce in the United States. The UNITED KINGDOM OPERATIONS segment includes Freshbake frozen foods and SonA and Rowats pickles, canned beans and vegetables in the United Kingdom. Results for the Freshbake frozen foods and SonA and Rowats businesses had previously been in the Frozen Foods and Grocery Products segments. The DIVESTED BUSINESSES segment includes the aggregated results from the Kattus gourmet foods distribution business in Germany (which was sold in January 1999) and the Swift-Armour Argentine beef business (which was sold in July 1999), which were previously in the Grocery Products and Agricultural Products segments. With the divestitures of Swift-Armour and Vlasic Farms, we eliminated the Agricultural Products segment and reclassified contract manufacturing of frozen foodservice products into the Frozen Foods segment. The Vlasic Farms mushroom business has been classified as a discontinued operation and excluded from segment information. General corporate expenses and assets had previously been allocated to the segments. We evaluate segment performance based on earnings before interest and taxes. The corresponding items of segment information for all periods presented have been restated.

                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                          --------------------------      --------------------------
                                                          January 30,    January 31,      January 30,    January 31,
SEGMENT INFORMATION                                          2000            1999            2000            1999
                                                             ----            ----            ----            ----
Net Sales
 Frozen Foods                                              $ 131,016       $131,107       $ 270,945       $ 268,229
 Grocery Products                                             67,992         72,312         126,936         124,338
 United Kingdom Operations                                    39,640         46,092          75,702          86,218
 Divested Businesses                                               -         74,882               -         141,101
                                                           ----------      ---------      ----------      ----------
 Total                                                     $ 238,648       $324,393       $ 473,583       $ 619,886
                                                           ==========      =========      ==========      ==========

Earnings (Loss) Before Interest and Taxes
 from Continuing Operations
 Frozen Foods                                              $  (6,036)      $ 12,570       $   9,207       $  25,902
 Grocery Products                                             (6,374)        10,185           1,195          17,129
 United Kingdom Operations                                      (531)         1,509            (936)          3,214
 Divested Businesses                                           1,155          6,472           1,155           3,535
 Unallocated Corporate Expenses                               (2,310)        (3,039)         (4,412)         (4,825)
                                                           ----------      ---------      ----------      ----------
 Total                                                     $ (14,096)      $ 27,697       $   6,209       $  44,955
                                                           ==========      =========      ==========      ==========


                                                                                          January 30,     August 1,
                                                                                             2000           1999
                                                                                             ----           ----
Total Assets
 Frozen Foods                                                                             $ 265,994       $ 251,180
 Grocery Products                                                                           198,113         203,636
 United Kingdom Operations                                                                  151,428         155,684
 Divested Businesses                                                                             -               -
 Discontinued Operations                                                                     40,715          45,429
                                                                                          ----------      ----------
 Total                                                                                    $ 656,250       $ 655,929
                                                                                          ==========      ==========

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

6.       SEGMENT AND GEOGRAPHIC AREA INFORMATION (CONTINUED)

                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                       ---------------------------   -------------------------
                                                       January 30,     January 31,   January 30,   January 31,
GEOGRAPHIC INFORMATION                                    2000            1999          2000          1999
                                                          ----            ----          ----          ----
Net Sales
 United States                                         $ 192,345        $196,135      $385,101      $375,706
 Europe and Canada                                        46,303          77,980        88,482       143,242
 South America                                                 -          50,278             -       100,938
                                                       ----------       --------      --------      --------
  Total                                                $ 238,648        $324,393      $473,583      $619,886
                                                       ==========       ========      ========      ========

Earnings (Loss) Before Interest and Taxes
 from Continuing Operations
 United States                                         $ (15,294)       $ 18,818      $  4,305      $ 36,501
 Europe and Canada                                         1,198           5,607         1,904         8,119
 South America                                                 -           3,272             -           335
                                                       ----------       --------      --------      --------
  Total                                                $ (14,096)       $ 27,697      $  6,209      $ 44,955
                                                       ==========       ========      ========      ========

7.       INVENTORIES

                                                                                     January 30,   August 1,
                                                                                       2000           1999
                                                                                       ----           ----
Raw materials, containers and supplies                                                $ 36,187      $  36,427
Finished product                                                                       117,404        118,848
                                                                                      ---------     ---------
                                                                                       153,591        155,275
Less:  Adjustment to LIFO basis                                                        (12,207)       (13,342)
                                                                                      ---------     ---------
  Total                                                                               $141,384      $141,933
                                                                                      =========     =========




     Inventories for which the last in, first out (LIFO) method of determining cost is used represented approximately 75% of inventories at January 30, 2000 and August 1, 1999.

8.   DEBT

                                                                                      January 30,   August 1,
                                                                                         2000          1999
                                                                                         ----          ----
Notes payable
 Senior credit facility                                                                $323,000      $     --
 Other                                                                                       81           146
                                                                                       --------      --------
  Total notes payable                                                                  $323,081      $    146
                                                                                       ========      ========

Long-term debt
 Senior credit facility                                                                $     --      $271,900
 $200 million 10 1/4% Senior subordinated notes due 2009,
  less unamortized discount                                                             197,051       196,962
Capital lease obligations and other                                                         155           192
                                                                                       --------      --------
  Total long-term debt                                                                 $197,206      $469,054
                                                                                       ========      ========

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

8.       DEBT (CONTINUED)

     The senior credit facility consists of (1) a senior secured term loan in a principal amount of $100 million and (2) senior secured revolving credit commitments providing for revolving loans, initially in the aggregate amount of up to $550 million. We are required to make mandatory prepayments on the senior credit facility and permanently reduce revolving credit commitments under certain circumstances, including upon certain asset sales, issuance of debt securities, issuance of equity securities and receipt of casualty proceeds which include property insurance proceeds and condemnation awards. At our option, subject to certain requirements, loans may be prepaid in whole or in part. As a result of the application of the net proceeds from the sale of our senior subordinated notes in fiscal 1999 and the divestiture of our Swift-Armour Argentine beef business in fiscal 1999, the amount available to be borrowed under the revolving credit commitments was permanently reduced to $279 million. Loans under the revolving credit commitments will be available at any time through the final maturity date on February 20, 2003 and the term loan matures on February 20, 2003. Borrowings under the senior credit facility bear interest at rates that, at our option, vary with the prime rate, CD rate, LIBOR or money market rates plus applicable credit margins. The average interest rate at January 30, 2000 was 8%. We are obligated to pay a facility fee ranging from 0.15% to 0.5% on the credit exposure of the banks.

     In conjunction with the sale of our Vlasic Farms mushroom business in the third quarter fiscal 2000 (see Note 4), a portion of the net proceeds received was used to reduce amounts outstanding under our revolving credit facility and the revolving credit commitment was permanently reduced by $37.8 million. In February 2000 we also made an additional voluntary reduction to the revolving credit commitment of $16.2 million, as we do not anticipate requiring the additional liquidity. As a result, the amount available to be borrowed under the revolving credit commitments has been permanently reduced to $225 million. Under the revolving credit facility, the maximum amount of borrowings available is equal to the revolving credit commitment less any outstanding revolving loans. At January 30, 2000 (balance sheet date), had we been in compliance with the specified financial ratio covenants of the senior credit facility, $56.0 million would have been available under the revolving credit commitments. Since January 30, 2000, we have not increased our borrowings under the senior credit facility. At March 1, 2000, after our voluntary reduction to the revolving credit commitment and subject to the discussion below regarding the waiver, the maximum amount potentially available under the revolving credit commitment was $39.8 million.

     The senior credit facility and our senior subordinated debt described below, contain a number of significant covenants that, among other things, restrict our ability to engage in mergers and sales of assets, create liens on our assets, incur additional indebtedness, make investments and acquisitions, or engage in transactions with our subsidiaries and affiliates. In addition, under the senior credit facility, we are required to comply with specified ratios and tests, including maximum debt/EBITDA ratio, minimum fixed charge coverage ratio and a limitation on capital expenditures. A breach of any of these covenants could result in a default under our debt agreements.

     On January 18, 2000, we received a waiver from the senior credit facility bank syndicate for the debt/EBITDA ratio and the fixed charge coverage ratio through February 29, 2000. Effective February 29, 2000, we received a further waiver from the senior credit facility bank syndicate covering the debt/EBITDA ratio and the fixed charge coverage ratio of the facility through June 20, 2000. This waiver required the payment of a fee, an increase in interest rates, delivery and compliance with a cash budget, and also established a minimum EBITDA test. If the minimum EBITDA test is not met as of the end of the third quarter fiscal 2000, the waiver period will end on May 31, 2000. Additionally, if we deviate from the cash budget by more than a specified amount, we will be unable to borrow from the senior credit facility. We do not anticipate needing any additional borrowings during the waiver period. The waiver also required that the senior credit facility be secured by liens on substantially all U.S. owned real property on or before April 30, 2000. We fully expect to be in compliance with the minimum EBITDA test and the terms and conditions set forth in the waiver for the third quarter fiscal 2000.

     Currently, we are exploring strategic opportunities including, but not limited to, potential divestitures, joint manufacturing or marketing ventures, acquisitions, a merger, a recapitalization or other actions. The investment banking firm of Lazard Freres & Co. has been hired to assist with this strategic review and to formulate proposed plans and actions for the consideration of our Board of Directors. Because Lazard Freres & Co. is currently conducting its review and formulation of proposed plans and actions, no assessment can be made of the

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

8.       DEBT (CONTINUED)

likelihood that such plans and actions can be effectively implemented. Moreover, regardless of the outcome of the strategic review, an extension of the existing waiver, a new waiver covering certain terms and conditions of the senior credit facility, an amendment of the senior credit facility, a de novo senior credit facility or some combination of the above will be required. Without such an action, we will be in default on June 20, 2000. Although no assurances can be given, we expect that the plans and actions proposed by the strategic review and to be acted upon by our Board of Directors will enable us to successfully fulfill such requirement and that we will be able to effectively implement them. In particular, we anticipate being able to negotiate with our present senior credit bank syndicate, as is necessary, for an extension of the existing waiver or for a new waiver, before the current waiver expires on June 20, 2000, so as to preclude any acceleration of our indebtedness. Since the waiver to the senior credit facility expires on June 20, 2000, the indebtedness under the senior credit facility has been classified as a current liability in the Consolidated Balance Sheet at January 30, 2000.

     A breach of any of the terms and conditions of the waiver, or subsequent breaches of the financial covenants under the senior credit facility could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. Based upon our current projections, we do not believe we will comply with the existing financial covenants unless they are modified, as they have been in the waiver. If there is no modification of the existing financial covenants, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to us. We have, however, received such modifications in the past in the form of waivers and an amendment to our senior credit facility.

     In fiscal 1999, we issued senior subordinated notes with an aggregate principle amount of $200 million at an issue price of 98.472%. The notes mature on July 1, 2009. Interest on the notes accrues at the rate of 10 -1/4% per annum and is payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2000. On or after July 1, 2004, the notes may be redeemed in whole or in part at a stated price. At January 30, 2000 and as of the current date, we are in compliance with the covenants set forth in the senior subordinated notes.

9.       GOING CONCERN MATTERS

     The accompanying interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note 8, we have significant borrowings which require, among other things, compliance with certain financial ratios, specifically a debt/EBITDA ratio and a fixed charge coverage ratio, on a quarterly basis. As a result of operating losses incurred during the quarter ended January 30, 2000, we were not in compliance with the financial ratio covenants under our senior credit facility; however, we requested and received a waiver through February 29, 2000. We have received a further waiver of these financial ratio covenants from our lenders through June 20, 2000 in consideration for the payment of a fee and an increase in interest rates. The waiver required delivery of and compliance with a cash budget and established a minimum EBITDA test to be met as of April 30, 2000. If the minimum EBITDA test is not met, the waiver will expire on May 31, 2000. Additionally, if the cash budget is not met, we will be unable to borrow under the senior credit facility. The waiver also required that the senior credit facility be secured by liens on substantially all of our real property in the United States on or before April 30, 2000.

     We fully expect to be in compliance with the minimum EBITDA test and the other terms and conditions of the waiver and we do not anticipate needing any additional borrowings through June 20, 2000.

     Currently, we are exploring strategic opportunities including, but not limited to, potential divestitures, joint manufacturing or marketing ventures, acquisitions, a merger, a recapitalization or other actions. The investment banking firm of Lazard Freres & Co. has been hired to assist with this strategic review and to formulate proposed plans and actions for the consideration of our Board of Directors. Because Lazard Freres & Co. is currently conducting its review and formulation of proposed plans and actions, no assessment can be made of the likelihood that such plans and actions can be effectively implemented. Moreover, regardless of the outcome of

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

9.       GOING CONCERN MATTERS (CONTINUED)

the strategic review, an extension of the existing waiver, a new waiver covering certain terms and conditions of the senior credit facility, an amendment of the senior credit facility, a de novo senior credit facility or some combination of the above will be required. Without such an action, we will be in default on June 20, 2000. Although no assurances can be given, we expect that the plans and actions proposed by the strategic review and to be acted upon by our Board of Directors will enable us to successfully fulfill such requirement and that we will be able to effectively implement them. In particular, we anticipate being able to negotiate with our present senior credit bank syndicate, as is necessary, for an extension of the existing waiver or for a new waiver, before the current waiver expires on June 20, 2000, so as to preclude any acceleration of our indebtedness. Our continuation as a going concern is dependent upon our ability to successfully establish the necessary financing arrangements and to comply with the terms thereof.

     A breach of any of the terms and conditions of the waiver, or subsequent breaches of the financial covenants under the senior credit facility could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. Based upon our current projections, we do not believe we will comply with the existing financial covenants unless they are modified, as they have been in the waiver. If there is no modification of the existing financial covenants, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to us. We have, however, received such modifications in the past in the form of waivers and an amendment to our senior credit facility.

     Our ability to operate as a going concern is dependent on our ability to successfully negotiate with our senior credit bank syndicate to preclude acceleration after June 20, 2000. Under Statement on Auditing Standards No. 59, because a plan has not yet been formulated to preclude such acceleration, management has been advised by its independent accountants that generally accepted auditing standards would require them, if they were to issue an opinion, to express in that opinion substantial doubt as to our ability to operate as a going concern due to an inability to assess our plans. However, although no assurances can be given, we remain confident that we will be able to continue operating as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

     On March 30, 1998, Campbell Soup Company distributed one share of Vlasic common stock to shareowners of Campbell for every ten shares of Campbell capital stock held at the record date in a tax-free distribution (the "spin-off"). At the time of the spin-off, we began operations as a separate independent publicly-owned company. In connection with the spin-off, Campbell contributed the following businesses: Swanson frozen foods in the United States and Canada, Vlasic retail and foodservice pickles and condiments in the United States, Open Pit barbecue sauce, Campbell's mushrooms in the United States, Freshbake and non-branded frozen foods and SonA and Rowats pickles and beans in the United Kingdom, Swift and non-branded processed beef in Argentina and Kattus gourmet foods distribution in Germany. We sold the Kattus business in January 1999 and sold our Argentine beef business, Swift-Armour, in July 1999. The mushroom business was sold during the third quarter fiscal 2000 and has been treated as a discontinued operation. Prior to the spin-off, the businesses contributed by Campbell had been separately managed within multiple Campbell business divisions.

     The discussion below summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity for the three and six months ended January 30, 2000 and January 31, 1999. The results for the six months ended January 30, 2000 are not necessarily indicative of the results of operations to be expected for the full year. The following discussion of results of operations and liquidity and capital resources should be read in conjunction with our historical consolidated financial statements and the related accompanying notes.


GOING CONCERN MATTERS

     The accompanying interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note 8, we have significant borrowings which require, among other things, compliance with certain financial ratios, specifically a debt/EBITDA ratio and a fixed charge coverage ratio, on a quarterly basis. As a result of operating losses incurred during the quarter ended January 30, 2000, we were not in compliance with the financial ratio covenants under our senior credit facility; however, we requested and received a waiver through February 29, 2000. We have received a further waiver of these financial ratio covenants from our lenders through June 20, 2000 in consideration for the payment of a fee and an increase in interest rates. The waiver required delivery of and compliance with a cash budget and established a minimum EBITDA test to be met as of April 30, 2000. If the minimum EBITDA test is not met, the waiver will expire on May 31, 2000. Additionally, if the cash budget is not met, we will be unable to borrow under the senior credit facility. The waiver also required that the senior credit facility be secured by liens on substantially all of our real property in the United States on or before April 30, 2000.

     We fully expect to be in compliance with the minimum EBITDA test and the other terms and conditions of the waiver and we do not anticipate needing any additional borrowings through June 20, 2000.

     Currently, we are exploring strategic opportunities including, but not limited to, potential divestitures, joint manufacturing or marketing ventures, acquisitions, a merger, a recapitalization or other actions. The investment banking firm of Lazard Freres & Co. has been hired to assist with this strategic review and to formulate proposed plans and actions for the consideration of our Board of Directors. Because Lazard Freres & Co. is currently conducting its review and formulation of proposed plans and actions, no assessment can be made of the likelihood that such plans and actions can be effectively implemented. Moreover, regardless of the outcome of the strategic review, an extension of the existing waiver, a new waiver covering certain terms and conditions of the senior credit facility, an amendment of the senior credit facility, a de novo senior credit facility or some combination of the above will be required. Without such an action, we will be in default on June 20, 2000. Although no assurances can be given, we expect that the plans and actions proposed by the strategic review and to be acted upon by our Board of Directors will enable us to successfully fulfill such requirement and that we will be able to effectively implement them. In particular, we anticipate being able to negotiate with our present senior credit bank syndicate, as is necessary, for an extension of the existing waiver or for a new waiver, before the current waiver expires on June 20, 2000, so as to preclude any acceleration of our indebtedness. Our continuation as a going concern is dependent upon our ability to successfully establish the necessary financing arrangements and to comply with the terms thereof.

     A breach of any of the terms and conditions of the waiver, or subsequent breaches of the financial covenants under the senior credit facility could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. Based upon our current projections, we do not believe we will comply with the existing financial covenants unless they are modified, as they have been in the waiver. If there is no modification of the existing financial covenants, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to us. We have, however, received such modifications in the past in the form of waivers and an amendment to our senior credit facility.

     Our ability to operate as a going concern is dependent on our ability to successfully negotiate with our senior credit bank syndicate to preclude acceleration after June 20, 2000. Under Statement on Auditing Standards No. 59, because a plan has not yet been formulated to preclude such acceleration, management has been advised by its independent accountants that generally accepted auditing standards would require them, if they were to issue an opinion, to express in that opinion substantial doubt as to our ability to operate as a going concern due to an inability to assess our plans. However, although no assurances can be given, we remain confident that we will be able to continue operating as a going concern.


RESULTS OF OPERATIONS

OVERVIEW

     Net sales for the first six months of fiscal 2000 were $473.6 million compared to net sales of $619.9 million for the first six months of fiscal 1999. Excluding net sales from the Kattus and Swift-Armour businesses (which were divested in January 1999 and July 1999, respectively), net sales remained relatively unchanged from the prior year. Sales in both our core Vlasic and Swanson U.S. businesses, which represent approximately 75% of total net sales, grew approximately 2.5%, while our international businesses in the United Kingdom suffered an overall decline in net sales. Although sales in our frozen foods and pickle businesses were up over the same period of the prior year, sales for the second quarter of fiscal 2000 were lower than expected.

     For the six months ended January 30, 2000 we incurred a net loss from continuing operations of $10.9 million, or $(0.24) per share, while net earnings from continuing operations for the six months ended January 31, 1999 were $16.1 million, or $0.35 per share. The fiscal 2000 results were adversely impacted by charges related to changes in estimates of trade marketing and customer deductions primarily from fiscal 1999 and earlier of approximately $14.5 million pre-tax, or $0.20 per share, and charges relating to product manufacturing and inventory costs of approximately $11.0 million pre-tax, or $0.15 per share. Net earnings from continuing operations for the six months ended January 31, 1999 included one-time costs of $7.0 million pre-tax, or $0.10 per share, for duplicative administrative transition costs and costs related to the development of our information technology infrastructure. The net loss from discontinued operations for the six months ended January 30, 2000 was $6.7 million, or $(0.15) per share compared to net earnings of $0.3 million, or $0.01 per share, for the six months ended January 31, 1999.

CONSOLIDATED STATEMENTS OF EARNINGS

     The following table sets forth certain items in our consolidated statements of earnings as percentages of our net sales for the periods indicated:

                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                    -----------------------------       ----------------------------
                                                    January 30,       January 31,       January 30,      January 31,
                                                       2000              1999              2000             1999
                                                       ----              ----              ----             ----
Net sales                                             100.0%            100.0%            100.0%           100.0%
                                                      -----             -----             -----            -----

Cost of products sold                                  67.7%             67.6%             66.9%            68.9%
Marketing and selling expenses                         31.1%             18.8%             25.3%            18.2%
Administrative expenses                                 5.6%              5.5%              5.2%             5.6%
Research and development expenses                       0.8%              0.6%              0.8%             0.5%
Other expense                                           0.5%              0.0%              0.4%             0.1%
Special items                                           0.2%             (1.0)%             0.1%            (0.5)%
                                                      -----             -----             -----            -----
  Total costs and expenses                            105.9%             91.5%             98.7%            92.8%
                                                      -----             -----             -----            -----

Earnings (loss) before interest and taxes
   from continuing operations                          (5.9)%             8.5%              1.3%             7.2%
                                                      =====             =====             =====            =====

THREE MONTHS ENDED JANUARY 30, 2000 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1999

     NET SALES. Net sales of $238.6 million for the three months ended January 30, 2000 decreased from net sales of $324.4 million for the three months ended January 31, 1999. However, included in the net sales for the three months ended January 31, 1999 was $74.9 million from the divested Kattus and Swift-Armour businesses. Excluding net sales from these divested businesses, net sales decreased approximately 4.4% in the second quarter of fiscal 2000 compared to the same period of last year. This decrease was primarily due to declines in our United Kingdom businesses resulting from intense competitive pressures that impacted both selling price and volume.

     COST OF PRODUCTS SOLD. Cost of products sold as a percentage of net sales of 67.7% for the three months ended January 30, 2000 was approximately the same as in the three months ended January 31, 1999. Excluding the divested Kattus and Swift-Armour businesses, cost of products sold as a percentage of net sales would have been 64.5% for the three months ended January 31, 1999. The increase in cost of products sold was attributable to product manufacturing and inventory costs incurred in the second quarter of fiscal 2000 pertaining to lower absorption and obsolescence.

     MARKETING AND SELLING EXPENSES. Marketing and selling expenses as a percentage of net sales increased to 31.1% for the three months ended January 30, 2000 compared to 18.8% for the three months ended January 31, 1999. Excluding the divested Kattus and Swift-Armour businesses, marketing and selling expenses as a percentage of net sales would have been 19.7% for the three months ended January 31, 1999. The increase in the second quarter of fiscal 2000 was predominately caused by the additional charges for trade marketing and customer deductions resulting from revised estimates principally for fiscal 1999 and earlier, based on new information following our conversion to new billing and trade marketing systems and processes. Marketing and selling expenses as a percentage of net sales excluding the impact of these charges in the second quarter of fiscal 2000 would have been approximately 25.1%. The remaining increase as compared to the prior year was driven by trade marketing from new product introductions and higher advertising for pickles.

     ADMINISTRATIVE EXPENSES. Administrative expenses as a percentage of net sales increased slightly for the three months ended January 30, 2000 to 5.6% from 5.5% for the three months ended January 31, 1999. However, excluding the divested Kattus and Swift-Armour businesses, administrative expenses as a percentage of net sales was 6.2%. The decrease in the second quarter of fiscal 2000 was due to duplicative administrative transition costs and costs related to the development of our information technology infrastructure incurred in the second quarter of fiscal 1999, partially offset by comparatively higher staffing levels in the second quarter of fiscal 2000.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses as a percentage of net sales increased to 0.8% for the three months ended January 30, 2000 compared to 0.6% for the three months ended January 31, 1999, or 0.7% excluding the divested Kattus and Swift-Armour businesses.

     OTHER EXPENSE. Other expense is principally goodwill amortization of approximately $0.6 million on a quarterly basis. Included in other expense in the second quarter of fiscal 2000 were costs incurred associated with a boiler explosion that damaged a frozen foods manufacturing facility. Costs associated with this explosion are expected to be covered by our insurance policy and will have a negligible impact on earnings for the year. For the second quarter of fiscal 1999, goodwill amortization was largely offset by a gain on the sale of certain assets.

     SPECIAL ITEMS. During the second quarter fiscal 2000, special items of $0.3 million, net, were recorded including a $1.5 million United States restructuring charge which was partially offset by a $1.2 million benefit resulting from the resolution of certain contingencies related to the divested Kattus business. A special benefit of $3.2 million was recorded in the second quarter of fiscal 1999 relating to a gain on the sale of the Kattus business.

     EARNINGS (LOSS) BEFORE INTEREST AND TAXES FROM CONTINUING OPERATIONS. The loss before interest and taxes from continuing operations for the three months ended January 30, 2000 was $14.1 million compared to earnings of $27.7 million for the three months ended January 31, 1999. On a comparable basis, excluding the divested Kattus and Swift-Armour businesses and excluding one-time costs of $3.5 million relating to duplicative administrative transition costs and costs related to the development of our information technology infrastructure incurred in the second quarter of fiscal 1999, earnings before interest and taxes for the three months ended January 31, 1999 were $24.7 million. The decrease of $38.8 million in the second quarter of fiscal 2000 was largely driven by:

         - charges of approximately $14.5 million incurred in the second quarter of fiscal 2000 for trade marketing and customer deductions resulting from revised estimates principally for fiscal 1999 and earlier, based on new information following our conversion to new billing and trade marketing systems and processes;

         - charges of approximately $11 million incurred in the second quarter of fiscal 2000 related to product manufacturing and inventory costs;

         - increased marketing and advertising costs in our core Vlasic and Swanson U.S. businesses in the second quarter of fiscal 2000 compared to last year;

         - lower than expected levels of sales in our frozen foods and pickle businesses in the second quarter of fiscal 2000; and

         - the second quarter fiscal 2000 restructuring charge of $1.5 million.

     INTEREST EXPENSE, NET. Interest expense, net, for the three months ended January 30, 2000 was $12.2 million compared to $10.8 million for the three months ended January 31, 1999. We incurred higher interest expense in the second quarter of fiscal 2000 primarily as a result of higher interest rates on our bonds as well as on our bank borrowings.

     TAXES ON EARNINGS. The effective tax rate was 36.7% for the three months ended January 30, 2000 compared to 36.8% for the three months ended January 31, 1999.

     EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS. The divested Vlasic Farms mushroom business has been classified as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The loss from operations of the discontinued business for the three months ended January 30, 2000 was $5.5 million compared to a loss of $0.1 million for the same period of the prior year. The decline in earnings was attributable to poor yields, higher costs and reduced contract sales at our mushroom farms in the second quarter of fiscal 2000.

SIX MONTHS ENDED JANUARY 30, 2000 COMPARED TO SIX MONTHS ENDED JANUARY 31, 1999

     NET SALES. Net sales of $473.6 million for the six months ended January 30, 2000 decreased from net sales of $619.9 million for the six months ended January 31, 1999. However, excluding net sales from the divested Kattus and Swift-Armour businesses, net sales remained essentially unchanged year on year. Sales in our core Vlasic and Swanson U.S. businesses, which represent approximately 75% of total net sales, each grew approximately 2.5%, while our international businesses in the United Kingdom suffered an overall decline in net sales.

     COST OF PRODUCTS SOLD. Cost of products sold as a percentage of net sales decreased to 66.9% for the six months ended January 30, 2000 compared to 68.9% for the six months ended January 31, 1999. Excluding the divested Kattus and Swift-Armour businesses, cost of products sold as a percentage of net sales would have been 65.3% for the six months ended January 31, 1999. The increase in cost of products sold was attributable to product manufacturing and inventory costs incurred in the second quarter of fiscal 2000 relating to lower absorption and obsolescence. In addition, our United Kingdom frozen foods business encountered operational difficulties in early fiscal 2000.

     MARKETING AND SELLING EXPENSES. Marketing and selling expenses as a percentage of net sales increased to 25.3% for the six months ended January 30, 2000 compared to 18.2% for the six months ended January 31, 1999. Excluding the divested Kattus and Swift-Armour businesses, marketing and selling expenses as a percentage of net sales would have been 20.0% for the six months ended January 31, 1999. The increase in fiscal 2000 was predominately caused by additional charges for trade marketing and customer deductions resulting from revised estimates principally for fiscal 1999 and earlier, based on new information following our conversion to new billing and trade marketing systems and processes. Marketing and selling expenses as a percentage of net sales excluding the impact of these charges in the first six months of fiscal 2000 would have been approximately 22.7%. However excluding these charges, marketing and selling expenses would have still increased in the first half of fiscal 2000 due to increased advertising at Vlasic and greater trade and marketing costs related to new product introductions at Swanson.

     ADMINISTRATIVE EXPENSES. Administrative expenses as a percentage of net sales decreased for the six months ended January 30, 2000 to 5.2% from 5.6% for the six months ended January 31, 1999, or 6.1% excluding the divested Kattus and Swift-Armour businesses. This decrease was a result of duplicative administrative transition costs and costs related to the development of our information technology infrastructure incurred in the first six months of fiscal 1999, partially offset by comparatively higher staffing levels in the first six months of fiscal 2000.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses as a percentage of net sales increased to 0.8% for the six months ended January 30, 2000 compared to 0.5% for the six months ended January 31, 1999, or 0.7% excluding the divested Kattus and Swift-Armour businesses.

     OTHER EXPENSE. Other expense is principally goodwill amortization of approximately $0.6 million on a quarterly basis. Included in the first six months of fiscal 2000 were costs associated with a boiler explosion that damaged a frozen foods manufacturing facility. Costs associated with this explosion are expected to be covered by our insurance policy and will have a negligible impact for the year. For the first six months of fiscal 1999, goodwill amortization was largely offset by a gain on the sale of certain assets.

     SPECIAL ITEMS. During the first six months of fiscal 2000, special items of $0.3 million, net, were recorded including a $1.5 million United States restructuring charge which was partially offset by a $1.2 million benefit resulting from the resolution of certain contingencies related to the divested Kattus business. A special benefit of $3.2 million was recorded in the first six months of fiscal 1999 relating to a gain on the sale of the Kattus business.

     EARNINGS (LOSS) BEFORE INTEREST AND TAXES FROM CONTINUING OPERATIONS. Earnings before interest and taxes from continuing operations for the six months ended January 30, 2000 were $6.2 million compared to $45.0 million for the six months ended January 31, 1999. On a comparable basis, excluding the divested Kattus and Swift-Armour businesses and excluding one-time costs of $7.0 million relating to duplicative administrative transition costs and costs related to the development of our information technology infrastructure incurred in the first six months of fiscal 1999, earnings before interest and taxes for the six months ended January 31, 1999 were $51.2 million. This decrease of $45.7 million in the first six months of fiscal 2000 was driven by:

         - charges of approximately $14.5 million incurred in the second quarter of fiscal 2000 for trade marketing and customer deductions resulting from revised estimates principally for fiscal 1999 and earlier, based on new information following our conversion to new billing and trade marketing systems and processes;

         - charges of approximately $11 million incurred in the second quarter of fiscal 2000 related to product manufacturing and inventory costs;

         - increased marketing and advertising costs in our core Vlasic and Swanson U.S. businesses in fiscal 2000 compared to last year;

         - the second quarter fiscal 2000 restructuring charge of $1.5 million; and

         - operational difficulties encountered in the United Kingdom frozen foods business.


     INTEREST EXPENSE, NET. Interest expense, net, for the six months ended January 30, 2000 was $23.7 million compared to $21.3 million for the six months ended January 31, 1999. We incurred higher interest expense in the first six months of fiscal 2000 primarily as a result of higher interest rates on our bonds as well as on our bank borrowings.

     TAXES ON EARNINGS. The effective tax rate was 35.6% for the six months ended January 30, 2000 compared to 36.7% for the six months ended January 31, 1999.

     EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS. The divested Vlasic Farms mushroom business has been classified as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The loss from operations of the discontinued business for the six months ended January 30, 2000 was $6.6 million compared to earnings of $0.3 million for the same period of the prior year. The decline in earnings was attributable to poor yields, higher costs and reduced contract sales at our mushroom farms in fiscal 2000.


RESULTS BY SEGMENT

     The following table sets forth certain segment information for the periods indicated:

                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                          --------------------------      --------------------------
                                                          January 30,    January 31,      January 30,    January 31,
SEGMENT INFORMATION                                          2000            1999            2000            1999
                                                             ----            ----            ----            ----
Net Sales
  Frozen Foods                                             $ 131,016       $131,107       $ 270,945       $ 268,229
  Grocery Products                                            67,992         72,312         126,936         124,338
  United Kingdom Operations                                   39,640         46,092          75,702          86,218
  Divested Businesses                                              -         74,882               -         141,101
                                                           ----------      ---------      ----------      ----------
    Total                                                  $ 238,648       $324,393       $ 473,583       $ 619,886
                                                           ==========      =========      ==========      ==========

Earnings (Loss) Before Interest and Taxes
from Continuing Operations
  Frozen Foods                                             $  (6,036)      $ 12,570       $   9,207       $  25,902
  Grocery Products                                            (6,374)        10,185           1,195          17,129
  United Kingdom Operations                                     (531)         1,509            (936)          3,214
  Divested Businesses                                          1,155          6,472           1,155           3,535
  Unallocated Corporate Expenses                              (2,310)        (3,039)         (4,412)         (4,825)
                                                           ----------      ---------      ----------      ----------
    Total                                                  $ (14,096)      $ 27,697       $   6,209       $  44,955
                                                           ==========      =========      ==========      ==========

THREE MONTHS ENDED JANUARY 30, 2000 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1999

     Net sales of the frozen foods segment remained unchanged at approximately $131.0 million for the three months ended January 30, 2000 compared to the same period of the prior year. Volumes of our new Swanson pot pies were offset by weaknesses in our beef dinner products and some of our breakfast products. Total consumption was even with the same period a year ago. Overall volume declines were offset by improved mix reflecting the new product introductions at higher price points. The segment's loss before interest and taxes was $6.0 million for the three months ended January 30, 2000 compared to earnings of $12.6 million for the three months ended January 31, 1999. This significant decline was primarily a result of charges totaling approximately $13.4 million pertaining to changes in estimates of prior year and earlier trade marketing and customer deductions, as well as product manufacturing and inventory costs. Additionally, current year trade marketing costs increased due to new product introductions in fiscal 2000.

     Net sales of the grocery products segment decreased 6.0% to $68.0 million for the three months ended January 30, 2000 compared to fiscal 1999. This decrease was due to volume declines in our core Vlasic pickles business as a result of reduced inventories held by our customers. Consumption increased approximately 1% in the second quarter of fiscal 2000. The segment's loss before interest and taxes was $6.4 million for the three months ended January 30, 2000 compared to earnings of $10.2 million for the three months ended January 31, 1999. This significant decline was primarily a result of charges totaling approximately $13.0 million pertaining to changes in estimates of fiscal 1999 and earlier trade marketing and customer deductions, as well as product manufacturing and inventory costs. Advertising costs in our Vlasic business also increased from the same period of the prior year.

     Net sales of the United Kingdom operations segment decreased 14.0% to $39.6 million for the three months ended January 30, 2000 compared to the same period of the prior year. The decline is net sales was attributable to increased competition that impacted both selling price and volume. The segment's loss before interest and taxes was $0.5 million for the three months ended January 30, 2000 compared to earnings of $1.5 million for the three months ended January 31, 1999 primarily due to lower sales and inventory write-offs.

     The divested businesses segment included net sales in fiscal 1999 from the Kattus and Argentine beef businesses which were sold in January 1999 and July 1999, respectively. During the second quarter of fiscal 2000 we resolved certain contingencies relating to the divested Kattus business and reversed an accrual of $1.2 million which was included in earnings (loss) from continuing operations as a Special Item.

SIX MONTHS ENDED JANUARY 30, 2000 COMPARED TO SIX MONTHS ENDED JANUARY 31, 1999

     Net sales of the frozen foods segment increased slightly (approximately 1.0%) to $270.9 million for the six months ended January 30, 2000 compared to the same period of the prior year. Volume declines at our Swanson U.S. business were partially offset by improved mix reflecting new product introductions at higher price points. The segment's earnings before interest and taxes were $9.2 million for the six months ended January 30, 2000 compared to $25.9 million for the six months ended January 31, 1999. This significant decline was primarily a result of charges totaling approximately $13.4 million pertaining to prior year trade marketing and customer deductions, as well as product manufacturing and inventory costs. Additionally, current year trade marketing costs increased due to new product introductions in fiscal 2000.

     Net sales of the grocery products segment increased 2.1% to $126.9 million for the six months ended January 30, 2000 compared to fiscal 1999. This increase was primarily driven by increased sales in our core Vlasic pickles business as a result of higher volumes. Consumption for the six months ended fiscal 2000 was up approximately 2.5% from the same period of the prior year. The segment's earnings before interest and taxes were $1.2 million for the six months ended January 30, 2000 compared to $17.1 million for the six months ended January 31, 1999. This significant decline was primarily a result of charges totaling approximately $13.0 million pertaining to prior year trade marketing and customer deductions, as well as product manufacturing and inventory costs. Advertising costs in our Vlasic business also increased from the same period of the prior year.

     Net sales of the United Kingdom operations segment decreased 12.2% to $75.7 million for the six months ended January 30, 2000 compared to the same period of the prior year. The segment's loss before interest and taxes was $0.9 million for the three months ended January 30, 2000 compared to earnings of $3.2 million for the three months ended January 31, 1999. This decline was attributable to lower sales and charges pertaining to inventory write-offs and operating inefficiencies incurred in the first six months of fiscal 2000.


LIQUIDITY AND CAPITAL RESOURCES

     The senior credit facility consists of (1) a senior secured term loan in a principal amount of $100 million and (2) senior secured revolving credit commitments providing for revolving loans, initially in the aggregate amount of up to $550 million. We are required to make mandatory prepayments on the senior credit facility and permanently reduce revolving credit commitments under certain circumstances, including upon certain asset sales, issuance of debt securities, issuance of equity securities and receipt of casualty proceeds which include property insurance proceeds and condemnation awards. At our option, subject to certain requirements, loans may be prepaid in whole or in part. As a result of the application of the net proceeds from the sale of our senior subordinated notes in fiscal 1999 and the divestiture of our Swift-Armour Argentine beef business in fiscal 1999, the amount available to be borrowed under the revolving credit commitments was permanently reduced to $279 million. Loans under the revolving credit commitments will be available at any time through the final maturity date on February 20, 2003 and the term loan matures on February 20, 2003. Borrowings under the senior credit facility bear interest at rates that, at our option, vary with the prime rate, CD rate, LIBOR or money market rates plus applicable credit margins. The average interest rate at January 30, 2000 was 8%. We are obligated to pay a facility fee ranging from 0.15% to 0.5% on the credit exposure of the banks.

     In conjunction with the sale of our Vlasic Farms mushroom business in the third quarter fiscal 2000 (see Note 4), a portion of the net proceeds received was used to reduce amounts outstanding under our revolving credit facility and the revolving credit commitment was permanently reduced by $37.8 million. In February 2000 we also made an additional voluntary reduction to the revolving credit commitment of $16.2 million, as we do not anticipate requiring the additional liquidity. As a result, the amount available to be borrowed under the revolving credit commitments has been permanently reduced to $225 million. Under the revolving credit facility, the maximum amount of borrowings available is equal to the revolving credit commitment less any outstanding revolving loans. At January 30, 2000 (balance sheet date), had we been in compliance with the specified financial ratio covenants of the senior credit facility, $56.0 million would have been available under the revolving credit commitments. Since January 30, 2000, we have not increased our borrowings under the senior credit facility. At March 1, 2000, after our voluntary reduction to the revolving credit commitment and subject to the discussion below regarding the waiver, the maximum amount potentially available under the revolving credit commitment was $39.8 million.

     The senior credit facility and our senior subordinated debt described below, contain a number of significant covenants that, among other things, restrict our ability to engage in mergers and sales of assets, create liens on our assets, incur additional indebtedness, make investments and acquisitions, or engage in transactions with our subsidiaries and affiliates. In addition, under the senior credit facility, we are required to comply with specified ratios and tests, including maximum debt/EBITDA ratio, minimum fixed charge coverage ratio and a limitation on capital expenditures. A breach of any of these covenants could result in a default under our debt agreements.

     On January 18, 2000, we received a waiver from the senior credit facility bank syndicate for the debt/EBITDA ratio and the fixed charge coverage ratio through February 29, 2000. Effective February 29, 2000, we received a further waiver from the senior credit facility bank syndicate covering the debt/EBITDA ratio and the fixed charge coverage ratio of the facility through June 20, 2000. This waiver required the payment of a fee, an increase in interest rates, delivery and compliance with a cash budget, and also established a minimum EBITDA test. If the minimum EBITDA test is not met as of the end of the third quarter fiscal 2000, the waiver period will end on May 31, 2000. Additionally, if we deviate from the cash budget by more than a specified amount, we will be unable to borrow from the senior credit facility. We do not anticipate needing any additional borrowings during the waiver period. The waiver also required that the senior credit facility be secured by liens on substantially all U.S. owned real property on or before April 30, 2000. We fully expect to be in compliance with the minimum EBITDA test and the terms and conditions set forth in the waiver for the third quarter fiscal 2000.

     Currently, we are exploring strategic opportunities including, but not limited to, potential divestitures, joint manufacturing or marketing ventures, acquisitions, a merger, a recapitalization or other actions. The investment banking firm of Lazard Freres & Co. has been hired to assist with this strategic review and to formulate proposed plans and actions for the consideration of our Board of Directors. Because Lazard Freres & Co. is currently conducting its review and formulation of proposed plans and actions, no assessment can be made of the likelihood that such plans and actions can be effectively implemented. Moreover, regardless of the outcome of the strategic review, an extension of the existing waiver, a new waiver covering certain terms and conditions of the senior credit facility, an amendment of the senior credit facility, a de novo senior credit facility or some combination of the above will be required. Without such an action, we will be in default on June 20, 2000. Although no assurances can be given, we expect that the plans and actions proposed by the strategic review and to be acted upon by our Board of Directors will enable us to successfully fulfill such requirement and that we will be able to effectively implement them. In particular, we anticipate being able to negotiate with our present senior credit bank syndicate, as is necessary, for an extension of the existing waiver or for a new waiver, before the current waiver expires on June 20, 2000, so as to preclude any acceleration of our indebtedness. Since the waiver to the senior credit facility expires on June 20, 2000, the indebtedness under the senior credit facility has been classified as a current liability in the Consolidated Balance Sheet at January 30, 2000.

     A breach of any of the terms and conditions of the waiver, or subsequent breaches of the financial covenants under the senior credit facility could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. Based upon our current projections, we do not believe we will comply with the existing financial covenants unless they are modified, as they have been in the waiver. If there is no modification of the existing financial covenants, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to us. We have, however, received such modifications in the past in the form of waivers and an amendment to our senior credit facility.

     In fiscal 1999, we issued senior subordinated notes with an aggregate principle amount of $200 million at an issue price of 98.472%. The notes mature on July 1, 2009. Interest on the notes accrues at the rate of 10 -1/4% per annum and is payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2000. On or after July 1, 2004, the notes may be redeemed in whole or in part at a stated price. At January 30, 2000 and as of the current date, we are in compliance with the covenants set forth in the senior subordinated notes.

     Our liquidity needs will be primarily for capital expenditures, working capital and interest service requirements on our debt obligations. Capital expenditures for fiscal year 2000 are expected to approximate $25 million. We believe that our capital expenditures for the foreseeable future will be focused on preventive maintenance and equipment replacement, projects intended to result in cost savings and projects related to new product introductions. The senior credit facility imposes annual limits on capital expenditures as follows: $41 million in fiscal 2000; $41 million in fiscal 2001; $42 million in fiscal 2002; and $42 million in fiscal 2003.

     We anticipate that our operating cash flows will be sufficient to meet our working capital requirements, capital expenditure requirements and interest service requirements on our debt obligations for the remainder of fiscal 2000.

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

CASH FLOWS FOR THE SIX MONTHS ENDED JANUARY 30, 2000 COMPARED TO SIX MONTHS ENDED JANUARY 31, 1999

     Net cash used in operating activities was $36.8 million for the six months ended January 30, 2000 compared to net cash provided of $14.5 million for the six months ended January 31, 1999. The change in cash flows from operations was principally driven by significantly lower net earnings and decreased depreciation and amortization in the first six months of fiscal 2000, as well as a larger increase in working capital of $38.9 million for the six months of fiscal 2000 compared to $26.5 million for the first six months of fiscal 1999. The increase in working capital for the first six months of fiscal 2000 was primarily attributable to a decline in payables.

     Net cash used in investing activities was $8.0 million for the six months ended January 30, 2000 compared to net cash provided of $4.9 million for the six months ended January 31, 1999. Capital expenditures were $8.1 million for the six months ended January 30, 2000 compared to $21.1 million for the six months ended January 31, 1999. Capital expenditures were greater in the first six months of the prior year as we built our information technology infrastructure, and also due to the inclusion of Kattus and Swift-Armour. The prior year included the disposition of the Peterlee frozen food facility in the United Kingdom in September 1998 and the proceeds from the sale of our Kattus business in January 1999 of $20.7 million. Capital expenditures for fiscal year 2000 are expected to approximate $25 million.

     Net cash provided by financing activities was $51.0 million for the six months ended January 30, 2000 compared to net cash used of $10.5 million for the six months ended January 31, 1999 principally due to an increase in borrowings under the senior credit facility.


SEASONALITY

     Our sales and cash flows are affected by seasonal cyclicality during certain parts of the year. Sales of frozen foods tend to be marginally higher during the winter months. Sales of pickles, relishes and barbecue sauce tend to be higher in the summer months. The majority of pickles are packed during a season extending from May through September. As a result, our inventory levels tend to be higher in the first quarter of the fiscal year which makes our working capital requirements significantly higher in the first quarter, requiring us to draw more heavily on the revolving credit commitments under our senior credit facility.


YEAR 2000

     The Year 2000 issue was the result of date-sensitive computer programs using two digits rather than four to define the applicable year. If not corrected, this could have resulted in system failures or miscalculations leading to significant disruptions in a company's operations. Prior to our spin-off from Campbell, a worldwide information technology project was initiated to identify areas impacted by Year 2000 issues. The purpose of this high-priority project was to identify and remediate non-ready systems and devices before business processes were affected. We completed a global business impact assessment and formulated plans for timely correction, retirement, replacement or updating of non-ready systems. We completed the work on our identified critical systems and our other systems and partnered with experienced systems integration and Year 2000 vendors in the execution of our Year 2000 master plan.

     We did not experience any significant problems or issues with the Year 2000 rollover and began the year with fully operational systems and infrastructure. Our systems remained available throughout the course of the Year 2000 rollover and, to date, continue to be available within historical operating parameters. We believe that any future Year 2000 related problems are unlikely and would not be significant to our business, financial condition and results of operations. Our Year 2000 costs remained in-line with our projections and no incremental funding was required to successfully complete the effort.


RECENT DEVELOPMENT

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

         - our ability to successfully establish necessary financing arrangements;

         - our ability to continue to comply with covenants and the terms of the senior credit facility and the senior subordinated notes;

         - changes in accounting estimates developed in connection with the application of generally accepted accounting principles,

         -        changes in accounting policies and practices;

         - our ability to successfully implement corrective measures and processes and procedures to properly capture and analyze trade marketing spending and customer deductions;

         - our ability to maintain capital expenditures within the forecast limits, which are based on assumptions about infrastructure requirements;

         - issues associated with our business and information systems and embedded technology;

         - Campbell Soup Company's future requirements for foodservice products;

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

     As disclosed in our Annual Report, we entered into an interest rate swap contract with a notional value of $50 million to hedge a portion of our U.S. variable interest rate bank borrowings. As of January 30, 2000, the interest rate swap contract provided that we pay an average interest rate of 5.9% and receive an average interest rate of 6.0%. We would have received approximately $1.7 million to settle the interest rate swap contract as of January 30, 2000.

     There have been no other material changes in our market risk during the three months or six months ended January 30, 2000. For additional information, refer to page 20 of our Annual Report for the fiscal year ended August 1, 1999.

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

a.   Our Annual Meeting of Shareowners was held on December 7, 1999.

c.   The matters voted upon and the results of the vote were as follows:

         Election of Directors

                                                                   Number of Shares
                                                              -------------------------
                  Name                                           For           Withheld
                  ----                                           ---           --------
         Robert F. Bernstock                                  39,630,180        334,769
         Robert T. Blakely                                    39,635,638        329,311
         Morris A. Cohen                                      39,635,114        329,835
         Tristram C. Colket, Jr.                              39,637,829        327,120
         Lawrence C. Karlson                                  39,637,736        327,213
         Donald J. Keller                                     39,634,963        329,986
         Shaun F. O'Malley                                    39,628,472        336,477

         Approval of 1998 Long-Term Incentive Plan - Votes totaled 32,519,062 for; 2,225,282 against; and 96,032 abstentions.

         Approval of Annual Incentive Plan - Votes totaled 39,264,572 for; 602,898 against; and 97,539 abstentions.

         Ratification of Appointment of Independent Accountants -
         PricewaterhouseCoopers LLP for the fiscal year ending July 30, 2000. Votes totaled 39,856,086 for; 68,607 against; and 40,256 abstentions.

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


 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

         (10.1) Waiver under Amended and Restated Credit Agreement dated as of February 29, 2000

         (27)     Financial Data Schedule



B.       Reports on Form 8-K

     We filed a Current Report on Form 8-K, dated December 17, 1999 with the Securities and Exchange Commission, on January 4, 2000, regarding the pending divestiture of our Vlasic Farms, fresh mushroom business.




                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      VLASIC FOODS INTERNATIONAL INC.



Dated: March 15, 2000             By:          /s/ Joseph Adler
                                     ------------------------------------------
                                                   Joseph Adler
                                            Vice President and Controller
                                    (Principal Financial and Accounting Officer)