Form 10-K/A
period 1999-08-01
VLASIC FOODS INTERNATIONAL INC
filed 2000-04-28
CIK 1056312

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of October 8, 1999, the aggregate market value of Common Stock held by non-affiliates of the Registrant was $294,766,462. There were 45,502,234 shares of Common Stock outstanding as of October 8, 1999.

     Portions of the Notice of Annual Meeting and Proxy Statement dated October 15, 1999, for the Annual Meeting of Shareowners to be held on December 7, 1999, are incorporated by reference into Part III. Portions of the Annual Report to Shareowners for the fiscal year ended August 1, 1999 are incorporated by reference into Parts I and II.

                                EXPLANATORY NOTE

     We are filing this Amended Annual Report on Form 10K/A for the year ended August 1, 1999 in order to be in a position to register additional shares of our Common Stock on Form S-8 that we expect to file with the Securities and Exchange Commission. This Amended Annual Report on Form 10-K/A for the year ended August 1, 1999 supplements the disclosure under Management's Discussion and Analysis of Results of Operations and Financial Condition and the notes to the consolidated financial statements of Vlasic Foods International Inc. contained in our Annual Report on Form 10-K for the year ended August 1, 1999 with disclosure of a subsequent event relevant to the status of the Company as a going concern. Other subsequent events have been disclosed in Forms 10Q and Forms 8K filed by us after August 1, 1999. This Amended Annual Report on Form 10K/A has not been updated to reflect such other subsequent events. No modifications were made to Parts I and III of our 1999 Annual Report on Form 10-K (except for page number references) or to the results reported in the financial statements that are attached hereto as Exhibit 13.1 and incorporated by reference.

     The notes to the consolidated financial statements are amended to include Footnote 26, "Subsequent Event" and the disclosures in Management's Discussion and Analysis of Results of Operations and Financial Condition have been modified on page 11 and page 20 of Exhibit 13.1. The opinion of PricewaterhouseCoopers LLP, independent accountants, appearing on page 47 of Exhibit 13.1 filed herein has also been updated to reflect Footnote 26 and now includes the date as of March 13, 2000. A new consent of PricewaterhouseCoopers LLP, independent accountants, is also hereby filed and incorporated by reference as Exhibit 23.1.

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

       We manage the sales and distribution of our products based on the channels through which they are sold. Combined sales to Campbell of frozen foods and mushrooms accounted for 9% of our net sales in fiscal 1999. Sales of beef to Campbell by our divested Swift Armour operations accounted for an additional 3% of our net sales in fiscal 1999. None of our other customers accounted for 10% or more of our net sales in fiscal 1999.

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


                                 WORKING CAPITAL

     For information relating to the company's cash and other working capital items, see pages 19 through 20 of our 1999 Annual Report (Exhibit 13.1 filed herewith) in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition", which are incorporated herein by reference.


                     SEGMENT AND GEOGRAPHIC AREA INFORMATION

     For information with respect to the revenue, operating profitability and identifiable assets attributable to the our operating segments and foreign operations, see pages 31 to 32 of the 1999 Annual Report (Exhibit 13.1 filed herewith) in the section of the Notes to Consolidated Financial Statements entitled "Segment and Geographic Area Information", which is incorporated herein by reference.


                               RECENT DEVELOPMENTS

     For information relating to recent developments, see page 23 of the 1999 Annual Report (Exhibit 13.1 filed herewith) in the section entitled, "Management's Discussion and Analysis of Results of Operations and Financial Condition" which is incorporated herein by reference.


               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

     From time to time, we make oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the SEC in its rules, regulations and releases. We desire to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in the 1999 Annual Report, including the Chairman's and the President and Chief Executive Officer's Letter to Shareowners (pages 1 to 8), and Management's Discussion and Analysis of Results of Operations and Financial Condition (pages 10 to 23 of Exhibit 13.1 filed herewith) and other statements made in this Form 10-K/A and in other filings with the SEC.

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
                                   President - Grocery Division

(1) Mr. Bernstock has been President and Chief Executive Officer of Vlasic since March 1998. Mr. Bernstock served as Executive Vice President of Campbell Soup Company and President of its Specialty Foods Division since July 1997. Prior to that, he was appointed President - U.S. Grocery Division and Senior Vice President of Campbell Soup Company in March 1996. Mr. Bernstock served as President - International Grocery Division of Campbell Soup Company from August 1994 to February 1996. He served as President - International Soup Division of Campbell Soup Company from June 1993 to July 1994 and was Vice President of Campbell Soup Company.

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

                                     PART II


ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREOWNER
              MATTERS

     Vlasic's Common Stock is listed and principally traded on the New York Stock Exchange. On October 8, 1999, there were 18,642 holders of record of Vlasic Common Stock. The market price with respect to Vlasic's Common Stock is set forth on page 43 of the 1999 Annual Report (Exhibit 13.1 filed herewith) in the section of the Notes to Consolidated Financial Statements entitled "Quarterly Data (unaudited)" which is incorporated herein by reference. We currently anticipate that no cash dividends will be paid on the Vlasic Common Stock in the foreseeable future due to restrictive covenants in our credit agreements and in order to conserve cash for the repayment of debt, future acquisitions and capital expenditures.


ITEM 6.       SELECTED FINANCIAL DATA

     The information called by this Item is set forth on page 45 of the 1999 Annual Report (Exhibit 13.1 filed herewith) in the section entitled "Selected Financial Data" which is incorporated herein by reference. Such information should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the company included in Item 8 of this Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The information presented on pages 10 through 23 of the 1999 Annual Report (Exhibit 13.1 filed herewith) in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" is incorporated herein by reference.


ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information presented on page 21 of the 1999 Annual Report (Exhibit
13.1 filed herewith) in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" is incorporated herein by reference.


ITEM 8.       FINANCIAL STATEMENTS


     The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated September 15, 1999, except Note 26 which is as of March 13, 2000, appearing on pages 24 to 44 and page 47 of the accompanying 1999 Annual Report to Shareowners (Exhibit 13.1 filed herewith) are incorporated by reference in this Form 10-K/A Annual Report. With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7, 7A and 9, the 1999 Annual Report to Shareowners is not to be deemed filed as part of this Form 10-K/A Annual Report.



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

         -        Consolidated Statements of Earnings for 1999, 1998 and 1997

         -        Consolidated Balance Sheets as of August 1, 1999 and August 2,
                  1998

         -        Consolidated Statements of Cash Flows for 1999, 1998, and 1997

         - Consolidated Statements of Shareowners' Equity (Deficit) for 1999, 1998, and 1997

         -        Notes to Consolidated Financial Statements

         -        Report of Independent Accountants

         The foregoing Financial Statements are incorporated into Part II, Item 8 of this Report by reference to pages 24 through 44 and page 47 of the 1999 Annual Report.

2.       Financial Statement Schedules

              None.

         3.       Exhibits **

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

         10.13* Severance Protection Agreement dated June 22, 1998, with Robert F. Bernstock, President and Chief Executive Officer was filed as Exhibit 10.13 to the Form 10-K dated October 20, 1998 and is incorporated herein by reference.

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

         13.1** Pages 9 through 47 of Vlasic's 1999 Annual Report to Shareowners for the fiscal year ended August 1, 1999.

         21.1     Subsidiaries of Vlasic

         23.1**   Consent of Independent Accountants.

         24.1**   Power of Attorney.

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

**  Documents filed herewith.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12b-15 promulgated by the Securities and Exchange Commission under the Exchange Act, Vlasic has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:   April 28, 2000                 VLASIC FOODS INTERNATIONAL INC.





                                       By:      /s/ Joseph Adler
                                           ------------------------------------
                                                        Joseph Adler
                                                Vice President and Controller




     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of Vlasic and in the capacity and on the date indicated.



Date:    April 28, 2000

                                       By:       /s/ Joseph Adler
                                           -------------------------------------
                                                        Joseph Adler
                                                Vice President and Controller



Donald J. Keller                   Chairman and Director               }
Robert F. Bernstock                President, Chief Executive          }
                                   Officer and Director                }
Robert T. Blakely                  Director                            }     By:   /s/  Norma B. Carter
Morris A. Cohen                    Director                                      -------------------------------
Tristram C. Colket, Jr.            Director                            }     Norma B. Carter
Lawrence C. Karlson                Director                            }     Vice President, General Counsel and
Shaun F. O'Malley                  Director                            }     Corporate Secretary
                                                                       }