Form 10-Q
period 2000-04-30
VLASIC FOODS INTERNATIONAL INC
filed 2000-06-14
CIK 1056312

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   FOR THE QUARTERLY PERIOD ENDED                   COMMISSION FILE NUMBER
           APRIL 30, 2000                                  1-13933


                    [VLASIC FOODS INTERNATIONAL, INC. LOGO]


             NEW JERSEY                                   52-2067518
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

    THERE WERE 45,502,234 SHARES OF COMMON STOCK OUTSTANDING AS OF JUNE 1, 2000.

                           VLASIC FOODS INTERNATIONAL

                                      INDEX


PART I.  FINANCIAL INFORMATION                                          Page No.

  Item 1. Financial Statements

      Consolidated Statements of Earnings (unaudited) for the three and        2
      nine months ended April 30, 2000 and May 2, 1999

      Consolidated Balance Sheets as of April 30, 2000 (unaudited) and         3
      August 1, 1999 (audited)

      Consolidated Statements of Cash Flows (unaudited) for the nine           4
      months ended April 30, 2000 and May 2, 1999

      Consolidated Statements of Shareowners' Equity (Deficit) (unaudited)     5
      for the nine months ended April 30, 2000 and May 2, 1999

      Notes to Consolidated Financial Statements (unaudited)                   6

  Item 2. Management's Discussion and Analysis of Results of Operations       14
          and Financial Condition

  Item 3. Market Risk                                                         24


PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                                   25
  Item 2. Changes in Securities                                               25
  Item 3. Defaults upon Senior Securities                                     25
  Item 4. Submission of Matters to a Vote of Security Holders                 25
  Item 5. Other Information                                                   25
  Item 6. Exhibits and Reports on Form 8-K                                    25

SIGNATURE PAGE                                                                26

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           VLASIC FOODS INTERNATIONAL

                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                    (in thousands, except per share amounts)

                                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                                        ----------------------    ----------------------
                                                        April 30,     May 2,      April 30,     May 2,
                                                           2000         1999         2000         1999
                                                        ---------    ---------    ---------    ---------

Net sales                                               $ 221,750    $ 293,261    $ 695,333    $ 913,147
                                                        ---------    ---------    ---------    ---------

Costs and expenses
  Cost of products sold                                   147,000      196,297      463,872      622,966
  Marketing and selling expenses                           58,586       61,100      178,207      173,875
  Administrative expenses                                  11,964        9,583       36,730       44,514
  Research and development expenses                         2,158        2,345        6,058        5,515
  Other expense, net                                          426          167        2,296          753
  Special items                                              --        136,785          345      133,585
                                                        ---------    ---------    ---------    ---------
    Total costs and expenses                              220,134      406,277      687,508      981,208
                                                        ---------    ---------    ---------    ---------

Earnings (loss) before interest and taxes                   1,616     (113,016)       7,825      (68,061)
  Interest expense                                         12,831       11,016       36,706       32,756
  Interest income                                             523          124          688          554
                                                        ---------    ---------    ---------    ---------
Earnings (loss) before taxes                              (10,692)    (123,908)     (28,193)    (100,263)
Taxes on earnings                                          (3,850)      13,599      (10,495)      21,101
                                                        ---------    ---------    ---------    ---------
Earnings (loss) from continuing operations                 (6,842)    (137,507)     (17,698)    (121,364)
Discontinued operations
  Earnings (loss) from discontinued
    operations, net of tax                                   --         (2,621)      (6,699)      (2,295)
  Gain on sale of discontinued operations, net of tax       4,571         --          4,571         --
                                                        ---------    ---------    ---------    ---------
Net earnings (loss)                                     $  (2,271)   $(140,128)   $ (19,826)   $(123,659)
                                                        =========    =========    =========    =========

Earnings (loss) per share - basic
  Earnings (loss) from continuing operations            $   (0.15)   $   (3.02)   $   (0.39)   $   (2.67)
  Earnings (loss) from discontinued operations          $    0.10    $   (0.06)   $   (0.05)   $   (0.05)
                                                        ---------    ---------    ---------    ---------
  Net earnings (loss)                                   $   (0.05)   $   (3.08)   $   (0.44)   $   (2.72)
                                                        =========    =========    =========    =========

Weighted average shares outstanding - basic                45,502       45,500       45,502       45,497

Earnings (loss) per share - assuming dilution
  Earnings (loss) from continuing operations            $   (0.15)   $   (3.02)   $   (0.39)   $   (2.67)
  Earnings (loss) from discontinued operations          $    0.10    $   (0.06)   $   (0.05)   $   (0.05)
                                                        ---------    ---------    ---------    ---------
  Net earnings (loss)                                   $   (0.05)   $   (3.08)   $   (0.44)   $   (2.72)
                                                        =========    =========    =========    =========

Weighted average shares outstanding
 - assuming dilution                                     45,502 *     45,500 *     45,502 *     45,497 *

*   Excludes potentially dilutive shares as the result would be antidilutive.

See accompanying Notes to Consolidated Financial Statements.

                           VLASIC FOODS INTERNATIONAL

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                April 30,    August 1,
                                                                   2000         1999 *
                                                                ---------    ---------
                                                               (unaudited)   (audited)
Current assets
  Cash and cash equivalents                                     $  23,413    $  11,316
  Restricted cash                                                   9,100         --
  Accounts receivable                                              69,789       79,746
  Inventories                                                     120,782      141,933
  Other current assets                                              4,530       16,246
                                                                ---------    ---------
    Total current assets                                          227,614      249,241
                                                                ---------    ---------

Plant assets, net                                                 269,709      281,677
Net assets of discontinued operations                                --         45,429
Other assets, principally intangible assets, net                   87,395       79,582
                                                                ---------    ---------
    Total assets                                                $ 584,718    $ 655,929
                                                                =========    =========

Current liabilities
  Notes payable                                                 $ 285,252    $     146
  Payable to suppliers and others                                  41,655       95,207
  Accrued liabilities                                              59,257       49,280
                                                                ---------    ---------
    Total current liabilities                                     386,164      144,633
                                                                ---------    ---------

Long-term debt                                                    197,252      469,054
Deferred income taxes                                                --         13,429
Other liabilities                                                  46,844       49,214
                                                                ---------    ---------
    Total liabilities                                             630,260      676,330
                                                                ---------    ---------

Shareowners' equity (deficit)
  Preferred stock, no par value; authorized 4,000 shares;
    none issued                                                      --           --
  Common stock, no par value; authorized 56,000 shares;
    issued 45,502 shares at April 30, 2000 and August 1, 1999     137,758      137,758
  Accumulated deficit                                            (171,272)    (151,446)
  Accumulated other comprehensive earnings (loss)                 (12,028)      (6,713)
                                                                ---------    ---------
    Total shareowners' equity (deficit)                           (45,542)     (20,401)
                                                                ---------    ---------
Total liabilities and shareowners' equity (deficit)             $ 584,718    $ 655,929
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


See accompanying Notes to Consolidated Financial Statements.

                           VLASIC FOODS INTERNATIONAL

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                               NINE MONTHS ENDED
                                                                             ----------------------
                                                                             April 30,      May 2,
                                                                                2000         1999
                                                                             ---------    ---------
Cash flows from operating activities
  Earnings (loss) from continuing operations                                 $ (17,698)   $(121,364)
  Non-cash charges (credits) to earnings (loss) from continuing operations
    Special items                                                                  345      133,585
    Depreciation and amortization                                               23,722       31,021
    Deferred income taxes                                                       (9,235)      13,557
    Postretirement healthcare benefits                                           2,900        3,333
    Other, net                                                                   1,967       (1,075)
  Changes in working capital
    Accounts receivable                                                          9,299      (58,535)
    Inventories                                                                 19,719       10,574
    Payable to suppliers and other                                             (52,837)     (12,325)
    Other current assets and liabilities                                        (3,534)       5,624
                                                                             ---------    ---------
      Net cash provided by (used in) operating activities                      (25,352)       4,395
                                                                             ---------    ---------

Cash flows from investing activities
  Purchases of plant assets                                                    (13,572)     (32,659)
  Sales of plant assets                                                            329        5,490
  Proceeds from businesses sold                                                 42,900       20,675
  Other, net                                                                       (63)         175
                                                                             ---------    ---------
      Net cash provided by (used in) investing activities                       29,594       (6,319)
                                                                             ---------    ---------

Cash flows from financing activities
  Borrowings of senior credit facility                                         121,100      169,085
  Repayment of senior credit facility                                         (107,800)    (145,800)
  Repayment of short-term debt and capital lease obligations                      (132)      (4,736)
  Deferred financing fees                                                       (1,221)        --
  Issuance of common stock                                                        --            285
                                                                             ---------    ---------
      Net cash provided by (used in) financing activities                       11,947       18,834
                                                                             ---------    ---------

  Net cash used in discontinued operations                                      (3,769)      (5,979)
  Effect of exchange rate changes on cash                                         (323)        (109)
                                                                             ---------    ---------
      Net change in cash and cash equivalents                                   12,097       10,822

Cash and cash equivalents - beginning of period                                 11,316       16,064
                                                                             ---------    ---------
Cash and cash equivalents - end of period                                    $  23,413    $  26,886
                                                                             =========    =========


See accompanying Notes to Consolidated Financial Statements.

                           VLASIC FOODS INTERNATIONAL

      CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY (DEFICIT) (UNAUDITED)
                                 (in thousands)

                                                                                           Accumulated            Total
                                                     Common Stock                             Other            Shareowners'
                                                ----------------------   Accumulated      Comprehensive          Equity
                                                  Shares       Amount      Deficit      Earnings (Loss) (1)     (Deficit)
                                                ---------    ---------    ---------        ---------            ---------

Balance at August 2, 1998                          45,488    $ 137,473    $ (25,115)       $  (5,754)           $ 106,604
  Net loss                                                                 (123,659)                             (123,659)
  Other comprehensive earnings (loss)
    Foreign currency translation adjustments                                                    (453)                (453)
    Reclassification adjustment for business sold                                               (677)                (677)
                                                                                                                ---------
  Comprehensive earnings (loss)                                                                                  (124,789)
Issuance of shares of common stock
  as a result of stock options exercised               14          285                                                285
                                                ---------    ---------    ---------        ---------            ---------
Balance at May 2, 1999                             45,502    $ 137,758    $(148,774)       $  (6,884)           $ (17,900)
                                                =========    =========    =========        =========            =========



Balance at August 1, 1999                          45,502    $ 137,758    $(151,446)       $  (6,713)           $ (20,401)
  Net loss                                                                  (19,826)                              (19,826)
  Other comprehensive earnings (loss)
    Foreign currency translation adjustments                                                  (5,315)              (5,315)
                                                                                                                ---------
  Comprehensive earnings (loss)                                                                                   (25,141)
                                                ---------    ---------    ---------        ---------            ---------
Balance at April 30, 2000                          45,502    $ 137,758    $(171,272)       $ (12,028)           $ (45,542)
                                                =========    =========    =========        =========            =========

(1) Accumulated other comprehensive earnings (loss) consists of foreign currency translation adjustments.


See accompanying Notes to Consolidated Financial Statements.

                           VLASIC FOODS INTERNATIONAL
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

1.   INTERIM FINANCIAL INFORMATION

     The accompanying unaudited consolidated financial statements for the three and nine months ended April 30, 2000 and May 2, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition beginning on page 14 and our Annual Report, Form 10-K and Form 10-K/A for the fiscal year ended August 1, 1999.

2.       GOING CONCERN MATTERS

     The accompanying interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note 8, we have significant borrowings which require, among other things, compliance with certain financial ratios, specifically a debt/EBITDA ratio and a fixed charge coverage ratio, on a quarterly basis. As a result of operating losses incurred during the second quarter ended January 30, 2000 and the third quarter ended April 30, 2000, we were not in compliance with the financial ratio covenants under our senior credit facility; however, we requested and received a waiver through June 20, 2000 in consideration for the payment of a fee and an increase in interest rates. The waiver required delivery of and compliance with a cash budget and established a minimum EBITDA test to be met as of April 30, 2000. Additionally, if the cash budget is not met, we will be unable to borrow under the senior credit facility. The waiver also required that the senior credit facility be secured by liens on substantially all of our real property in the United States on or before April 30, 2000. We were in compliance with the minimum EBITDA test and the terms and conditions set forth in the waiver as of the third quarter fiscal 2000 and do not anticipate needing any additional borrowings through June 20, 2000.

     As previously disclosed in our second quarter Form 10-Q for the six months ended January 30, 2000, we are exploring strategic opportunities for the Company. The investment banking firm of Lazard Freres & Co. has been hired to assist with this strategic review and to formulate proposed plans and actions for the consideration of our Board of Directors. Because this strategic review is still in process, no assessment can be made of the likelihood that any proposed plans and actions can be effectively implemented. Regardless of the outcome of the strategic review, an extension of the existing waiver, a new waiver covering certain terms and conditions of the senior credit facility, an amendment of the senior credit facility, a de novo senior credit facility or some combination of the above will be required. Without such an action, we will be in default on June 20, 2000.

     We have been negotiating with the managers of the senior credit facility bank syndicate for a further extension of our present waiver, which is set to expire on June 20, 2000. While we can provide no assurances that the further extension from a new waiver will be approved as required by the full syndicate, we expect that the plans and actions proposed by the strategic review and to be acted upon by our Board of Directors will enable us to successfully negotiate a new waiver so as to preclude any default on the facility. Our continuation as a going concern is dependent upon our ability to successfully establish the necessary financing arrangements and to comply with the terms thereof.

     A breach of any of the terms and conditions of the waiver, or subsequent breaches of the financial covenants under the senior credit facility could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. Based upon our current projections, we do not believe we will comply with the existing financial covenants unless they are modified, as they have been in the waiver. If there is no modification of the existing financial covenants, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to us. We have,

                           VLASIC FOODS INTERNATIONAL
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

2.   GOING CONCERN MATTERS (CONTINUED)

however, received such modifications in the past in the form of waivers and an amendment to our senior credit facility.

     As noted in our Form 10-K/A filed with the Securities and Exchange Commission on April 28, 2000, our ability to operate as a going concern is dependent on our ability to successfully negotiate with our senior credit bank syndicate to preclude default on our facility after June 20, 2000. However, although no assurances can be given, we remain confident that we will be able to continue operating as a going concern.

3.   SIGNIFICANT ESTIMATES

     Generally accepted accounting principles require management to make estimates and assumptions that affect assets and liabilities, contingent assets and liabilities, and revenues and expenses. The fiscal 2000 results were impacted by charges incurred in the second quarter from changes in estimates of trade marketing and customer deductions primarily for fiscal 1999 and earlier of approximately $14.5 million pre-tax, or $0.20 per share. These charges resulted primarily from revised estimates based on new information that provided better estimates and insight following our conversion to new billing and trade marketing systems and processes after the conclusion of Vlasic's transition service agreement with Campbell Soup Company. We have been reviewing these systems and are continuing to implement processes and procedures to properly capture and analyze trade marketing spending and customer deductions. These estimates are based on the expected impact of customer marketing programs as well as historical experience trends. We continue to believe our estimates are reasonable, but because there is an inherent uncertainty in the use of estimates, actual results could differ from those estimates.

4.   DISCONTINUED OPERATIONS

     In an effort to focus on our core "Vlasic" and "Swanson" businesses and to pay down debt, we sold Vlasic Farms, Inc., our fresh mushroom business to Money's Mushrooms Ltd. on January 31, 2000 - in our third quarter fiscal 2000. The sale price was $50 million, subject to certain post-closing purchase price adjustments. The proceeds, net of transaction closing costs and amounts held on deposit to cover certain future costs related to the transaction, were used to repay a portion of the indebtedness outstanding under our senior credit facility. Funds held on deposit of $7.1 million are for anticipated purchase price adjustments, severance payments and certain other indemnified costs and are included in the Restricted cash amounts on the Consolidated Balance Sheet at April 30, 2000. Any funds held on deposit remaining after payment of these specified items will be used to repay a portion of the indebtedness outstanding under our senior credit facility.

     In accordance with Accounting Principles Board Opinion No. 30 (APB 30), "Reporting the Results of Operations - Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", the results of Vlasic Farms, Inc. have been reported separately as a discontinued operation for all periods presented. The loss from discontinued operations for the three and nine months ended April 30, 2000 included the results of our mushroom business through December 17, 1999, the measurement date. The loss from discontinued operations subsequent to the measurement date through January 30, 2000 (the phase-out period) of $0.8 million was deferred and recorded as a reduction to the net gain on disposal in the third quarter fiscal 2000. Net sales, earnings (loss) before taxes and net earnings (loss) applicable to discontinued operations were as follows:

                           VLASIC FOODS INTERNATIONAL
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

4.   DISCONTINUED OPERATIONS (CONTINUED)

                                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      --------------------    --------------------
                                                      April 30,    May 2,     April 30,    May 2,
                                                        2000        1999        2000        1999
                                                      --------    --------    --------    --------

Net sales                                             $   --      $ 27,372    $ 60,717    $ 91,161

Earnings (loss) before taxes                          $   --      $ (4,220)   $(10,973)   $ (3,696)
Taxes on earnings                                         --         1,599       4,274       1,401
                                                      --------    --------    --------    --------
Earnings (loss) from discontinued
  operations, net of tax                              $   --      $ (2,621)   $ (6,699)   $ (2,295)
                                                      ========    ========    ========    ========


Gain on sale of discontinued operations               $  6,472    $   --      $  6,472    $   --
Taxes on gain                                           (1,901)       --        (1,901)       --
                                                      --------    --------    --------    --------
Gain on sale of discontinued operations, net of tax   $  4,571    $   --      $  4,571    $   --
                                                      ========    ========    ========    ========

     The components of net assets of discontinued operations included in the Consolidated Balance Sheet were:

                                                                       August 1,
                                                                         1999
                                                                       --------
Accounts receivable                                                    $ 11,947
Inventories                                                               6,698
Plant assets, net                                                        35,974
Payable to suppliers and other current liabilities                       (9,190)
                                                                       --------
   Net assets of discontinued operations                               $ 45,429
                                                                       ========

     Liabilities retained by us included certain indemnified costs, property taxes and medical claims, as well as pensions and other postretirement benefits. Such amounts were recorded in Accrued liabilities and Other liabilities on the Consolidated Balance Sheet at April 30, 2000.

5.   RESTRUCTURING CHARGES

                                           Severance
                                          and Benefits     Other         Total
                                          ------------    -------       -------
Balance at August 1, 1999                   $ 1,149       $   200       $ 1,349
Restructuring accrual                         1,500          --           1,500
Fiscal 2000 spending                         (1,208)          (22)       (1,230)
Unutilized restructuring charge                (171)         (178)         (349)
                                            -------       -------       -------
Balance at April 30, 2000                   $ 1,270       $  --         $ 1,270
                                            =======       =======       =======

     A special charge of $1.5 million was recorded in the second quarter of fiscal 2000 associated with reductions in the United States workforce. This restructuring program was designed to streamline the organization and reflects the need for a smaller infrastructure. Approximately 35 positions will be eliminated as part of this program. The $1.5 million charge represents severance and employee benefit costs that will be paid in cash. As of April 30, 2000, 21 individuals had been severed. This restructuring program is expected to be completed by the second quarter of fiscal 2001.

                           VLASIC FOODS INTERNATIONAL
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)


5.   RESTRUCTURING CHARGES (CONTINUED)

     A special charge of $1 million was recorded in the fourth quarter of fiscal 1999 associated with administrative staff reductions in the United Kingdom. This restructuring program was designed to align fixed employee costs with the needs of the SonA and Freshbake businesses. There were 40 individuals severed as of April 30, 2000 and the $1 million charge represented severance and employee benefit costs that were paid in cash. This restructuring program was completed in the third quarter of fiscal 2000.

     In conjunction with the sale of Vlasic Farms, Inc., we reversed a portion of the original reserve recorded for the closure of the Dublin, Georgia mushroom farm that was not utilized.

   The restructuring accruals were included in Accrued liabilities on the Consolidated Balance Sheets.

6.   SEGMENT AND GEOGRAPHIC AREA INFORMATION

     Beginning with our financial statements issued for the six months ended January 30, 2000, we restated our segment reporting structure as a result of the divestiture of three businesses and to align with changes to our internal structure. We have four segments that are organized based upon similar economic characteristics, manufacturing processes, marketing strategies and distribution channels. The FROZEN FOODS segment consists of Swanson frozen foods in the United States and Canada and contract manufacturing of primarily frozen foodservice products in the United States. The GROCERY PRODUCTS segment includes Vlasic retail and foodservice pickles and condiments and Open Pit barbecue sauce in the United States. The UNITED KINGDOM OPERATIONS segment includes Freshbake frozen foods and SonA and Rowats pickles, canned beans and vegetables in the United Kingdom. Results for the Freshbake frozen foods and SonA and Rowats businesses had previously been in the Frozen Foods and Grocery Products segments. The DIVESTED BUSINESSES segment includes the aggregated results from the Kattus gourmet foods distribution business in Germany (which was sold in January 1999) and the Swift-Armour Argentine beef business (which was sold in July 1999), which were previously in the Grocery Products and Agricultural Products segments. With the divestitures of Swift-Armour and Vlasic Farms, we eliminated the Agricultural Products segment and reclassified contract manufacturing of frozen foodservice products into the Frozen Foods segment. The Vlasic Farms mushroom business has been classified as a discontinued operation and excluded from segment information. General corporate expenses and assets had previously been allocated to the segments. We evaluate segment performance based on earnings before interest and taxes. The corresponding items of segment information for all periods presented have been restated.

                           VLASIC FOODS INTERNATIONAL
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)


6.   SEGMENT AND GEOGRAPHIC AREA INFORMATION (CONTINUED)

                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                            ----------------------    ----------------------
                                            April 30,      May 2,     April 30,      May 2,
SEGMENT INFORMATION                            2000         1999         2000         1999
                                            ---------    ---------    ---------    ---------
Net Sales
  Frozen Foods                              $ 124,144    $ 138,174    $ 395,089    $ 406,403
  Grocery Products                             67,111       81,083      194,047      205,421
  United Kingdom Operations                    30,495       33,635      106,197      119,853
  Divested Businesses                            --         40,369         --        181,470
                                            ---------    ---------    ---------    ---------
    Total                                   $ 221,750    $ 293,261    $ 695,333    $ 913,147
                                            =========    =========    =========    =========

Earnings (Loss) Before Interest and Taxes
from Continuing Operations
  Frozen Foods                              $   4,811    $  13,031    $  14,018    $  38,933
  Grocery Products                                815       11,480        2,010       28,609
  United Kingdom Operations                    (1,632)       3,120       (2,568)       6,334
  Divested Businesses                            --       (138,177)       1,155     (134,642)
  Unallocated Corporate Expenses               (2,378)      (2,470)      (6,790)      (7,295)
                                            ---------    ---------    ---------    ---------
    Total                                   $   1,616    $(113,016)   $   7,825    $ (68,061)
                                            =========    =========    =========    =========


                                                                        April 30,   August 1,
                                                                          2000        1999
                                                                        --------    --------
Total Assets
  Frozen Foods                                                          $256,819    $251,180
  Grocery Products                                                       188,418     203,636
  United Kingdom Operations                                              139,481     155,684
  Divested Businesses                                                       --          --
  Discontinued Operations                                                   --        45,429
                                                                        --------    --------
    Total                                                               $584,718    $655,929
                                                                        ========    ========

                           VLASIC FOODS INTERNATIONAL
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)


6.   SEGMENT AND GEOGRAPHIC AREA INFORMATION (CONTINUED)

                                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                            ----------------------    ---------------------
                                            April 30,      May 2,     April 30,     May 2,
GEOGRAPHIC INFORMATION                         2000         1999         2000        1999
                                            ---------    ---------    ---------   ---------
Net Sales
  United States                             $ 184,024    $ 210,737    $ 569,125   $ 586,443
  Europe and Canada                            37,726       40,731      126,208     183,973
  South America                                  --         41,793         --       142,731
                                            ---------    ---------    ---------   ---------
    Total                                   $ 221,750    $ 293,261    $ 695,333   $ 913,147
                                            =========    =========    =========   =========

Earnings (Loss) Before Interest and Taxes
from Continuing Operations
  United States                             $   2,059    $  21,068    $   6,364   $  57,569
  Europe and Canada                              (443)       4,093        1,461      12,212
  South America                                  --       (138,177)        --      (137,842)
                                            ---------    ---------    ---------   ---------
    Total                                   $   1,616    $(113,016)   $   7,825   $ (68,061)
                                            =========    =========    =========   =========

7.   INVENTORIES

                                                      April 30,       August 1,
                                                         2000            1999
                                                      ---------       ---------

Raw materials, containers and supplies                $  33,300       $  36,427
Finished product                                         99,044         118,848
                                                      ---------       ---------
                                                        132,344         155,275
Less: Adjustment to LIFO basis                          (11,562)        (13,342)
                                                      ---------       ---------
    Total                                             $ 120,782       $ 141,933
                                                      =========       =========

     Inventories for which the last in, first out (LIFO) method of determining cost is used represented approximately 70% and 75% of inventories at April 30, 2000 and August 1, 1999, respectively.

                           VLASIC FOODS INTERNATIONAL
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

8.   DEBT

                                                            April 30,   August 1,
                                                              2000        1999
                                                            --------    --------
Notes payable
  Senior credit facility                                    $285,200    $   --
  Other                                                           52         146
                                                            --------    --------
    Total notes payable                                     $285,252    $    146
                                                            ========    ========

Long-term debt
  Senior credit facility                                    $   --      $271,900
  $200 million 10 1/4% Senior subordinated notes due 2009,
    less unamortized discount                                197,252     196,962
  Capital lease obligations and other                           --           192
                                                            --------    --------
    Total long-term debt                                    $197,252    $469,054
                                                            ========    ========

     The senior credit facility consists of (1) a senior secured term loan in a principal amount of $100 million and (2) senior secured revolving credit commitments providing for revolving loans, initially in the aggregate amount of up to $550 million. We are required to make mandatory prepayments on the senior credit facility and permanently reduce revolving credit commitments under certain circumstances, including upon certain asset sales, issuance of debt securities, issuance of equity securities and receipt of casualty proceeds which include property insurance proceeds and condemnation awards. At our option, subject to certain requirements, loans may be prepaid in whole or in part. As a result of the application of the net proceeds from the sale of our senior subordinated notes in fiscal 1999 and the divestiture of our Swift-Armour Argentine beef business in fiscal 1999, the amount available to be borrowed under the revolving credit commitments was permanently reduced to $279 million. Loans under the revolving credit commitments will be available at any time through the final maturity date on February 20, 2003 and the term loan matures on February 20, 2003. Borrowings under the senior credit facility bear interest at rates that, at our option, vary with the prime rate, CD rate, LIBOR or money market rates plus applicable credit margins. The average interest rate at April 30, 2000 was 8.7%. We are obligated to pay a facility fee ranging from 0.15% to 0.5% on the credit exposure of the banks.

     In conjunction with the sale of our Vlasic Farms mushroom business in the third quarter fiscal 2000 (see Note 4), a portion of the net proceeds received was used to reduce amounts outstanding under our revolving credit facility and the revolving credit commitment was permanently reduced by $37.8 million. In February 2000, we also made an additional voluntary reduction to the revolving credit commitment of $16.2 million, as we do not anticipate requiring the additional liquidity. As a result, the amount available to be borrowed under the revolving credit commitments was permanently reduced to $225 million. Under the revolving credit facility, the maximum amount of borrowings available is equal to the revolving credit commitment less any outstanding revolving loans. We have not increased our borrowings under the senior credit facility since January 2000. At April 30, 2000 (balance sheet date), had we been in compliance with the specified financial ratio covenants of the senior credit facility and subject to the discussion below regarding the waiver, the maximum amount potentially available under the revolving credit commitment was $39.8 million.

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

                           VLASIC FOODS INTERNATIONAL
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)


8.   DEBT (CONTINUED)

     As a result of operating losses incurred during the second quarter ended January 30, 2000 and the third quarter ended April 30, 2000, we were not in compliance with the financial ratio covenants under our senior credit facility; however, we requested and received a waiver covering the debt/EBITDA ratio and the fixed charge coverage ratio of the facility through June 20, 2000. This waiver required the payment of a fee, an increase in interest rates, delivery and compliance with a cash budget, and also established a minimum EBITDA test. If the minimum EBITDA test was not met as of the end of the third quarter fiscal 2000, the waiver period would have ended on May 31, 2000. Additionally, if we deviate from the cash budget by more than a specified amount, we will be unable to borrow from the senior credit facility. We have not failed to comply with the cash budget requirements set forth in the waiver and we do not anticipate needing any additional borrowings during the existing waiver period. The waiver also required that the senior credit facility be secured by liens on substantially all U.S. owned real property on or before April 30, 2000. We were in compliance with the minimum EBITDA test and the terms and conditions set forth in the waiver as of the end of the third quarter fiscal 2000.

     As previously disclosed in our second quarter Form 10-Q for the six months ended January 30, 2000, we are exploring strategic opportunities for the Company. The investment banking firm of Lazard Freres & Co. has been hired to assist with this strategic review and to formulate proposed plans and actions for the consideration of our Board of Directors. Because this strategic review is still in process, no assessment can be made of the likelihood that any proposed plans and actions can be effectively implemented. Regardless of the outcome of the strategic review, an extension of the existing waiver, a new waiver covering certain terms and conditions of the senior credit facility, an amendment of the senior credit facility, a de novo senior credit facility or some combination of the above will be required. Without such an action, we will be in default on June 20, 2000.

     We have been negotiating with the managers of the senior credit facility bank syndicate for a further extension of our present waiver, which is set to expire on June 20, 2000. While we can provide no assurances that the further extension from a new waiver will be approved as required by the full syndicate, we expect that the plans and actions proposed by the strategic review and to be acted upon by our Board of Directors will enable us to successfully negotiate a new waiver so as to preclude any default on the facility. Since the present waiver to the senior credit facility expires on June 20, 2000, the indebtedness under the senior credit facility has been classified as a current liability in the Consolidated Balance Sheet at April 30, 2000.

     A breach of any of the terms and conditions of the waiver, or subsequent breaches of the financial covenants under the senior credit facility could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. Based upon our current projections, we do not believe we will comply with the existing financial covenants unless they are modified, as they have been in the present waiver. If there is no modification of the existing financial covenants, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to us. We have, however, received such modifications in the past in the form of waivers and an amendment to our senior credit facility.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

     On March 30, 1998, Campbell Soup Company distributed one share of Vlasic common stock to shareowners of Campbell for every ten shares of Campbell capital stock held at the record date in a tax-free distribution (the "spin-off"). At the time of the spin-off, we began operations as a separate independent publicly-owned company. In connection with the spin-off, Campbell contributed the following businesses: Swanson frozen foods in the United States and Canada, Vlasic retail and foodservice pickles and condiments in the United States, Open Pit barbecue sauce, Campbell's mushrooms in the United States, Freshbake and non-branded frozen foods and SonA and Rowats pickles and beans in the United Kingdom, Swift and non-branded processed beef in Argentina and Kattus gourmet foods distribution in Germany. We sold the Kattus business in January 1999 and sold our Argentine beef business, Swift-Armour, in July 1999. The mushroom business was sold during the third quarter of fiscal 2000 and has been treated as a discontinued operation. Prior to the spin-off, the businesses contributed by Campbell had been separately managed within multiple Campbell business divisions.

     The discussion below summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity for the three and nine months ended April 30, 2000 and May 2, 1999. The results for the nine months ended April 30, 2000 are not necessarily indicative of the results of operations to be expected for the full year. The following discussion of results of operations and liquidity and capital resources should be read in conjunction with our historical consolidated financial statements and the related accompanying notes.


GOING CONCERN MATTERS

     The accompanying interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note 8, we have significant borrowings which require, among other things, compliance with certain financial ratios, specifically a debt/EBITDA ratio and a fixed charge coverage ratio, on a quarterly basis. As a result of operating losses incurred during the second quarter ended January 30, 2000 and the third quarter ended April 30, 2000, we were not in compliance with the financial ratio covenants under our senior credit facility; however, we requested and received a waiver through June 20, 2000 in consideration for the payment of a fee and an increase in interest rates. The waiver required delivery of and compliance with a cash budget and established a minimum EBITDA test to be met as of April 30, 2000. Additionally, if the cash budget is not met, we will be unable to borrow under the senior credit facility. The waiver also required that the senior credit facility be secured by liens on substantially all of our real property in the United States on or before April 30, 2000. We were in compliance with the minimum EBITDA test and the terms and conditions set forth in the waiver as of the third quarter fiscal 2000 and do not anticipate needing any additional borrowings through June 20, 2000.

     As previously disclosed in our second quarter Form 10-Q for the six months ended January 30, 2000, we are exploring strategic opportunities for the Company. The investment banking firm of Lazard Freres & Co. has been hired to assist with this strategic review and to formulate proposed plans and actions for the consideration of our Board of Directors. Because this strategic review is still in process, no assessment can be made of the likelihood that any proposed plans and actions can be effectively implemented. Regardless of the outcome of the strategic review, an extension of the existing waiver, a new waiver covering certain terms and conditions of the senior credit facility, an amendment of the senior credit facility, a de novo senior credit facility or some combination of the above will be required. Without such an action, we will be in default on June 20, 2000.

     We have been negotiating with the managers of the senior credit facility bank syndicate for a further extension of our present waiver, which is set to expire on June 20, 2000. While we can provide no assurances that the further extension from a new waiver will be approved as required by the full syndicate, we expect that the plans and actions proposed by the strategic review and to be acted upon by our Board of Directors will enable us to successfully negotiate a new waiver so as to preclude any default on the facility. Our continuation as a going concern is dependent upon our ability to successfully establish the necessary financing arrangements and to comply with the terms thereof.

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

     As noted in our Form 10-K/A filed with the Securities and Exchange Commission on April 28, 2000, our ability to operate as a going concern is dependent on our ability to successfully negotiate with our senior credit bank syndicate to preclude default on our facility after June 20, 2000. However, although no assurances can be given, we remain confident that we will be able to continue operating as a going concern.


RESULTS OF OPERATIONS

OVERVIEW

     Net sales for the first nine months of fiscal 2000 were $695.3 million compared to net sales of $913.1 million for the first nine months of fiscal 1999, or a decrease of 23.9%. However, excluding net sales from the Kattus and Swift-Armour businesses (which were divested in January 1999 and July 1999, respectively), net sales decreased 5.0% from the prior year.

     For the nine months ended April 30, 2000, we incurred a net loss from continuing operations of $17.7 million, or ($0.39) per share, compared to a net loss from continuing operations for the nine months ended May 2, 1999 of $121.4 million, or ($2.67) per share. The fiscal 2000 results were adversely impacted by charges related to changes in estimates of trade marketing and customer deductions primarily from fiscal 1999 and earlier of approximately $14.5 million pre-tax, or ($0.20) per share, and charges relating to product manufacturing and inventory costs of approximately $11.0 million pre-tax, or ($0.15) per share. The net loss from continuing operations for the nine months ended May 2, 1999 included net special charges of $140.6 million pre-tax, or ($3.09) per share and one-time costs of $7.0 million pre-tax, or ($0.10) per share, for duplicative administrative transition costs and costs related to the development of our information technology infrastructure. The net loss from discontinued operations for the nine months ended April 30, 2000 was $6.7 million, or ($0.15) per share partially offset by a gain of $4.6 million, or $0.10 per share, on the sale of the discontinued business that was completed in the third quarter of fiscal 2000. The net loss from discontinued operations for the nine months ended May 2, 1999 was $2.3 million, or ($0.05) per share.

CONSOLIDATED STATEMENTS OF EARNINGS

     The following table sets forth certain items in our consolidated statements of earnings as percentages of our net sales for the periods indicated:

                                            THREE MONTHS ENDED      NINE MONTHS ENDED
                                            ------------------     ------------------
                                            April 30,   May 2,     April 30,   May 2,
                                              2000       1999        2000       1999
                                             ------     ------      ------     ------

Net sales                                     100.0%     100.0%      100.0%     100.0%
                                             ------     ------      ------     ------

Cost of products sold                          66.3%      67.0%       66.7%      68.3%
Marketing and selling expenses                 26.4%      20.8%       25.6%      19.0%
Administrative expenses                         5.4%       3.3%        5.4%       4.9%
Research and development expenses               1.0%       0.8%        0.9%       0.6%
Other expense                                   0.2%      --           0.3%      --
Special items                                  --         46.6%       --         14.6%
                                             ------     ------      ------     ------
   Total costs and expenses                    99.3%     138.5%       98.9%     107.4%
                                             ------     ------      ------     ------

Earnings (loss) before interest and taxes
   from continuing operations                   0.7%     (38.5)%       1.1%      (7.4)%
                                             ======     ======      ======     ======

THREE MONTHS ENDED APRIL 30, 2000 COMPARED TO THREE MONTHS ENDED MAY 2, 1999

     NET SALES. Net sales of $221.8 million for the three months ended April 30, 2000 decreased 24.4% from net sales of $293.3 million for the three months ended May 2, 1999. However, included in the net sales for the three months ended May 2, 1999 was $40.4 million from the divested Kattus and Swift-Armour businesses. Excluding net sales from these divested businesses, net sales decreased approximately 12.3% in the third quarter of fiscal 2000 compared to the same period of last year. This decrease was primarily due to volume declines in our Vlasic and Swanson businesses. Unit product sales were down in both businesses in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999 as a result of reduced inventories held by our customers. The United Kingdom frozen foods business also had a decline in sales resulting from reduced volumes during the period.

     COST OF PRODUCTS SOLD. Cost of products sold as a percentage of net sales for the three months ended April 30, 2000 was 66.3% compared to 67.0% for three months ended May 2, 1999. Excluding the divested Kattus and Swift-Armour businesses, cost of products sold as a percentage of net sales would have been 64.3% for the three months ended May 2, 1999. The increase in cost of products sold as a percentage of net sales was primarily attributable to sales volume declines in our Vlasic and Swanson businesses resulting in higher absorption of fixed manufacturing costs in the third quarter of fiscal 2000. Intense competitive pressures at our United Kingdom businesses also impacted both selling price and volume resulting in higher cost of products sold margins.

     MARKETING AND SELLING EXPENSES. Marketing and selling expenses as a percentage of net sales increased to 26.4% for the three months ended April 30, 2000 compared to 20.8% for the three months ended May 2, 1999. Excluding the divested Kattus and Swift-Armour businesses, marketing and selling expenses as a percentage of net sales would have been 22.6% for the three months ended May 2, 1999. Marketing and selling expenses as a percentage of net sales increased in the third quarter of fiscal 2000 compared to the same period of the prior year as a result of lower sales volume despite a decrease in the total actual dollars from the same period a year ago. Trade marketing approximated a year ago. Advertising was down in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999 due to intense advertising campaigns run in the prior year. Selling expenses were down because of lower commissions associated with lower volumes.

     ADMINISTRATIVE EXPENSES. Administrative expenses as a percentage of net sales increased for the three months ended April 30, 2000 to 5.4% from 3.3% for the three months ended May 2, 1999. However, excluding the divested Kattus and Swift-Armour businesses, administrative expenses as a percentage of net sales was 3.6% in 1999. The increase in the third quarter of fiscal 2000 when compared to 1999 was attributable to a credit recognized in the third quarter of fiscal 1999 due to the elimination of certain accruals for incentive-based programs.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses as a percentage of net sales increased to 1.0% for the three months ended April 30, 2000 compared to 0.8% for the three months ended May 2, 1999, or 0.9% excluding the divested Kattus and Swift-Armour businesses.

     OTHER EXPENSE, NET. Other expense is principally goodwill amortization of approximately $0.6 million on a quarterly basis. Also included in other expense (income) is the appreciation(depreciation) on the market value of assets held in certain employee's deferred compensation plans. Such assets depreciated greater in the third quarter of fiscal 1999 on a relative basis.

     SPECIAL ITEMS. During the third quarter fiscal 1999, special items of $136.8 million, net, were recorded including a $140.0 million non-cash impairment loss associated with the divestiture of the Swift-Armour Argentine beef businesses that was partially offset by a $3.2 million benefit resulting from the completion of a fiscal 1998 restructuring program at amounts less than originally planned.

     EARNINGS (LOSS) BEFORE INTEREST AND TAXES FROM CONTINUING OPERATIONS. Earnings before interest and taxes from continuing operations for the three months ended April 30, 2000 were $1.6 million compared to a loss from continuing operations of $113.0 million for the three months ended May 2, 1999. On a comparable basis, excluding the $136.8 million of special items discussed above in the third quarter of fiscal 1999 and excluding the divested Kattus and Swift-Armour businesses, earnings before interest and taxes for the three months ended May 2, 1999 were $21.9 million. This decrease in the third quarter of fiscal 2000 was principally driven by significant volume declines in our Vlasic and Swanson businesses.

     INTEREST EXPENSE, NET. Interest expense, net, for the three months ended April 30, 2000 was $12.3 million compared to $10.9 million for the three months ended May 2, 1999. We incurred higher interest expense in the third quarter of fiscal 2000 primarily as a result of higher interest rates on our bank borrowings and the public bond debt that was issued in June 1999.

     TAXES ON EARNINGS. The effective tax rate was 36.0% for the three months ended April 30, 2000. Excluding the impact of our special items in the third quarter of fiscal 1999 and excluding a $7.0 million charge related to the repatriation of foreign dividends recorded in the third quarter of fiscal 1999, the effective tax rate was 51.2% for the three months ended May 2, 1999. The fiscal 2000 rate was lower than the fiscal 1999 rate predominately due to higher Swift-Armour taxes in the prior year.

     EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS. The divested Vlasic Farms mushroom business has been classified as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." During the three months ended April 30, 2000, the sale closed and we recorded a net gain on sale of the discontinued business of $4.6 million.

NINE MONTHS ENDED APRIL 30, 2000 COMPARED TO NINE MONTHS ENDED MAY 2, 1999

     NET SALES. Net sales of $695.3 million for the nine months ended April 30, 2000 decreased 23.9% from net sales of $913.1 million for the nine months ended May 2, 1999. However, excluding net sales from the divested Kattus and Swift-Armour businesses, net sales decreased 5.0% year on year. This decrease was primarily due to volume declines in our Vlasic and Swanson businesses.
The United Kingdom frozen foods business suffered an overall decline in net sales as well.

     COST OF PRODUCTS SOLD. Cost of products sold as a percentage of net sales decreased to 66.7% for the nine months ended April 30, 2000 compared to 68.3% for the nine months ended May 2, 1999. Excluding the divested Kattus and Swift-Armour businesses, cost of products sold as a percentage of net sales would have been 64.9% for the nine months ended May 2, 1999. On a comparable basis, the increase in cost of products sold as a percentage of net sales was attributable to product manufacturing and inventory costs incurred in the second quarter of fiscal 2000 relating to higher absorption and obsolescence charges, higher third quarter fiscal 2000 absorption rates related to lower volumes and operational difficulties in our United Kingdom frozen foods business.

     MARKETING AND SELLING EXPENSES. Marketing and selling expenses as a percentage of net sales increased to 25.6% for the nine months ended April 30, 2000 compared to 19.0% for the nine months ended May 2, 1999. Excluding the divested Kattus and Swift-Armour businesses, marketing and selling expenses as a percentage of net sales would have been 20.2% for the nine months ended May 2, 1999. The increase in fiscal 2000 was predominately caused by additional charges recorded in the second quarter of fiscal 2000 for trade marketing and customer deductions resulting from revised estimates principally for fiscal 1999 and earlier, based on new information following our conversion to new billing and trade marketing systems and processes. Marketing and selling expenses as a percentage of net sales excluding the impact of these charges in the first nine months of fiscal 2000 would have been approximately 23.3%. However excluding these charges, marketing and selling expenses as a percentage of net sales would have still increased in the first nine months of fiscal 2000 due to greater trade marketing costs incurred related to new product introductions at Swanson, lower sales volumes and higher coupon redemptions from consumers. Partially offsetting these increases were lower selling expenses that were volume driven.

     ADMINISTRATIVE EXPENSES. Administrative expenses as a percentage of net sales increased for the nine months ended April 30, 2000 to 5.4% from 4.9% for the nine months ended May 2, 1999, or 5.2% excluding the divested Kattus and Swift-Armour businesses. The increase in the nine months ended April 30, 2000 was principally due to higher medical benefit costs.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses as a percentage of net sales increased to 0.9% for the nine months ended April 30, 2000 compared to 0.6% for the nine months ended May 2, 1999, or 0.8% excluding the divested Kattus and Swift-Armour businesses.

     OTHER EXPENSE, NET. Other expense is principally goodwill amortization of approximately $0.6 million on a quarterly basis. Included in the first nine months of fiscal 2000 were costs associated with a boiler explosion that damaged a frozen foods manufacturing facility. Costs associated with this explosion are expected to be covered by our insurance policy and will have a negligible impact for the year. For the first nine months of fiscal 1999, goodwill amortization was largely offset by a gain on the sale of certain assets.

     SPECIAL ITEMS. During the first nine months of fiscal 2000, special items of $0.3 million, net, were recorded including a $1.5 million United States restructuring charge that was partially offset by a $1.2 million benefit resulting from the resolution of certain contingencies related to the divested Kattus business. During the first nine months of fiscal 1999, special items of $133.6 million were recorded which included a $140.0 million non-cash impairment loss associated with the divestiture of the Swift-Armour Argentine beef business partially offset by a $3.2 million benefit resulting from completion of a fiscal 1998 restructuring program at amounts less than originally planned as well as a $3.2 million benefit relating to the sale of the Kattus business.

     EARNINGS (LOSS) BEFORE INTEREST AND TAXES FROM CONTINUING OPERATIONS. Earnings before interest and taxes from continuing operations for the nine months ended April 30, 2000 were $7.8 million (or $8.2 million excluding special items) compared to a loss of $68.1 million for the nine months ended May 2, 1999. On a comparable basis, excluding the divested Kattus and Swift-Armour businesses and excluding our special items and costs related to the development of our information technology infrastructure incurred in the first nine months of fiscal 1999, earnings before interest and taxes for the nine months ended May 2, 1999 were $70.4 million. The decrease of $62.2 million in the first nine months of fiscal 2000 was driven by:

     - charges of approximately $14.5 million incurred in the second quarter of fiscal 2000 for trade marketing and customer deductions resulting from revised estimates principally for fiscal 1999 and earlier, based on new information following our conversion to new billing and trade marketing systems and processes;
     - charges of approximately $11 million incurred in the second quarter of fiscal 2000 related to product manufacturing and inventory costs;
     - significant sales volume declines;
     - increased marketing and advertising costs in our core Vlasic and Swanson U.S. businesses in fiscal 2000 compared to last year; and
     - operational difficulties encountered in the United Kingdom frozen foods business.

     INTEREST EXPENSE, NET. Interest expense, net, for the nine months ended April 30, 2000 was $36.0 million compared to $32.2 million for the nine months ended May 2, 1999. We incurred higher interest expense in the first nine months of fiscal 2000 primarily as a result of higher interest rates on our bank borrowings and the public bond debt that was issued in June 1999.

     TAXES ON EARNINGS. The effective tax rate was 35.8% for the nine months ended April 30, 2000. Excluding the impact of our special items in the nine months ended May 2, 1999 and excluding a $7.0 million charge related to the repatriation of foreign dividends, the effective tax rate was 42.3% for the nine months ended May 2, 1999. The fiscal 2000 rate was lower than the fiscal 1999 rate predominately due to higher Swift-Armour taxes in the prior year.

     EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS. The divested Vlasic Farms mushroom business has been classified as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The loss from operations of the discontinued business for the nine months ended April 30, 2000 was $6.7 million compared to a loss of $2.3 million for the same period of the prior year. The decline in earnings was attributable to poor yields, higher costs and reduced contract sales at our mushroom farms in fiscal 2000. During the third quarter of fiscal 2000, the sale of the business closed and we recorded a net gain on sale of the discontinued business of $4.6 million.


RESULTS BY SEGMENT

     The following table sets forth certain segment information for the periods indicated:

                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                            ----------------------    ----------------------
                                            April 30,      May 2,     April 30,      May 2,
SEGMENT INFORMATION                            2000         1999         2000         1999
                                            ---------    ---------    ---------    ---------
Net Sales
  Frozen Foods                              $ 124,144    $ 138,174    $ 395,089    $ 406,403
  Grocery Products                             67,111       81,083      194,047      205,421
  United Kingdom Operations                    30,495       33,635      106,197      119,853
  Divested Businesses                            --         40,369         --        181,470
                                            ---------    ---------    ---------    ---------
    Total                                   $ 221,750    $ 293,261    $ 695,333    $ 913,147
                                            =========    =========    =========    =========

Earnings (Loss) Before Interest and Taxes
from Continuing Operations
  Frozen Foods                              $   4,811    $  13,031    $  14,018    $  38,933
  Grocery Products                                815       11,480        2,010       28,609
  United Kingdom Operations                    (1,632)       3,120       (2,568)       6,334
  Divested Businesses                            --       (138,177)       1,155     (134,642)
  Unallocated Corporate Expenses               (2,378)      (2,470)      (6,790)      (7,295)
                                            ---------    ---------    ---------    ---------
    Total                                   $   1,616    $(113,016)   $   7,825    $ (68,061)
                                            =========    =========    =========    =========


THREE MONTHS ENDED APRIL 30, 2000 COMPARED TO THREE MONTHS ENDED MAY 2, 1999

     Net sales of the frozen foods segment decreased 10.2% to $124.1 million for the three months ended April 30, 2000 compared to the same period of the prior year. Overall volume declines in our Swanson business as a result of reduced inventories held by our customers contributed to the significant decrease in net sales. Consumption levels were flat as compared to the same period a year ago. The segment's earnings before interest and taxes were $4.8 million for the three months ended April 30, 2000 compared to 13.0 million for the three months ended May 2, 1999. This significant decline was primarily attributable to the impact of the sales volume declines and greater marketing and trade spending costs incurred in the third quarter of fiscal 2000 compared to the prior year.

     Net sales of the grocery products segment decreased 17.2% to $67.1 million for the three months ended April 30, 2000 compared to fiscal 1999. This decrease was primarily due to volume declines in our core Vlasic pickles and Open Pit barbecue sauce businesses as a result of reduced inventories held by our customers. Consumption was up approximately 1% in the period compared to last year. The segment's earnings before interest and taxes were $0.8 million for the three months ended April 30, 2000 compared to $11.5 million for the three months ended May 2, 1999, or $10.4 million excluding the impact of certain special items in the third quarter of fiscal 1999. This significant decline was primarily a result of sales volume declines and higher marketing costs. Advertising costs decreased from the same period of the prior year.

     Net sales of the United Kingdom operations segment decreased 9.3% to $30.5 million for the three months ended April 30, 2000 compared to the same period of the prior year. The decline in net sales was attributable to increased competition that impacted both selling price and volume. The segment's loss before interest and taxes was $1.6 million for the three months ended April 30, 2000 compared to earnings of $3.1 million for the three months ended May 2, 1999. Excluding a $2.1 million credit in special items related to this segment in the third quarter of fiscal 1999, the segment's earning before income and taxes was $1.0 million. The decline in earnings in the third quarter of fiscal 2000 as compared to the prior year was primarily due to lower sales and pricing pressures as a result of intense competition, as well as manufacturing inefficiencies.

     The divested businesses segment included net sales in fiscal 1999 from the Kattus and Argentine beef businesses which were sold in January 1999 and July 1999, respectively.

NINE MONTHS ENDED APRIL 30, 2000 COMPARED TO NINE MONTHS ENDED MAY 2, 1999

     Net sales of the frozen foods segment decreased 2.8% to $395.1 million for the nine months ended April 30, 2000 compared to the same period of the prior year. Volume declines at our Swanson U.S. business were partially offset by improved mix reflecting new product introductions at higher price points. Overall consumption was down approximately 1% for the nine months. The segment's earnings before interest and taxes were $14.0 million for the nine months ended April 30, 2000 compared to $38.9 million for the nine months ended May 2, 1999 largely due to the impact of sales volume declines on earnings. The decline was also a result of charges totaling approximately $13.4 million pertaining to prior year trade marketing and customer deductions, as well as product manufacturing and inventory costs. Additionally, current year trade marketing costs increased due to new product introductions in fiscal 2000.

     Net sales of the grocery products segment decreased 5.5% to $194.0 million for the nine months ended April 30, 2000 compared to fiscal 1999. This decrease was primarily driven by declining volumes resulting from reduced inventory held by our customers. Overall pickle consumption was up approximately 2% for the nine months. The segment's earnings before interest and taxes were $2.0 million for the nine months ended April 30, 2000 compared to $28.6 million for the nine months ended May 2, 1999 largely due to the impact of sales volume declines on earnings. The decline was also a result of charges totaling approximately $13.0 million pertaining to prior year trade marketing and customer deductions, as well as product manufacturing and inventory costs. Advertising costs in our Vlasic business also increased from the same period of the prior year.

     Net sales of the United Kingdom operations segment decreased 11.4% to $106.2 million for the nine months ended April 30, 2000 compared to the same period of the prior year. The segment's loss before interest and taxes was $2.6 million for the three months ended April 30, 2000 compared to earnings of $6.3 million for the three months ended May 2, 1999. This decline was attributable to lower sales and charges pertaining to inventory write-offs and operating inefficiencies incurred in the first nine months of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The senior credit facility consists of (1) a senior secured term loan in a principal amount of $100 million and (2) senior secured revolving credit commitments providing for revolving loans, initially in the aggregate amount of up to $550 million. We are required to make mandatory prepayments on the senior credit facility and permanently reduce revolving credit commitments under certain circumstances, including upon certain asset sales, issuance of debt securities, issuance of equity securities and receipt of casualty proceeds which include property insurance proceeds and condemnation awards. At our option, subject to certain requirements, loans may be prepaid in whole or in part. As a result of the application of the net proceeds from the sale of our senior subordinated notes in fiscal 1999 and the divestiture of our Swift-Armour Argentine beef business in fiscal 1999, the amount available to be borrowed under the revolving credit commitments was permanently reduced to $279 million. Loans under the revolving credit commitments will be available at any time through the final maturity date on February 20, 2003 and the term loan matures on February 20, 2003. Borrowings under the senior credit facility bear interest at rates that, at our option, vary with the prime rate, CD rate, LIBOR or money market rates plus applicable credit margins. The average interest rate at April 30, 2000 was 8.7%. We are obligated to pay a facility fee ranging from 0.15% to 0.5% on the credit exposure of the banks.

     In conjunction with the sale of our Vlasic Farms mushroom business in the third quarter fiscal 2000 (see Note 4), a portion of the net proceeds received was used to reduce amounts outstanding under our revolving credit facility and the revolving credit commitment was permanently reduced by $37.8 million. In February 2000, we also made an additional voluntary reduction to the revolving credit commitment of $16.2 million, as we do not anticipate requiring the additional liquidity. As a result, the amount available to be borrowed under the revolving credit commitments was permanently reduced to $225 million. Under the revolving credit facility, the maximum amount of borrowings available is equal to the revolving credit commitment less any outstanding revolving loans. We have not increased our borrowings under the senior credit facility since January 2000. At April 30, 2000 (balance sheet date), had we been in compliance with the specified financial ratio covenants of the senior credit facility and subject to the discussion below regarding the waiver, the maximum amount potentially available under the revolving credit commitment was $39.8 million.

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

     As a result of operating losses incurred during the second quarter ended January 30, 2000 and the third quarter ended April 30, 2000, we were not in compliance with the financial ratio covenants under our senior credit facility; however, we requested and received a waiver covering the debt/EBITDA ratio and the fixed charge coverage ratio of the facility through June 20, 2000. This waiver required the payment of a fee, an increase in interest rates, delivery and compliance with a cash budget, and also established a minimum EBITDA test. If the minimum EBITDA test was not met as of the end of the third quarter fiscal 2000, the waiver period would have ended on May 31, 2000. Additionally, if we deviate from the cash budget by more than a specified amount, we will be unable to borrow from the senior credit facility. We have not failed to comply with the cash budget requirements set forth in the waiver and we do not anticipate needing any additional borrowings during the existing waiver period. The waiver also required that the senior credit facility be secured by liens on substantially all U.S. owned real property on or before April 30, 2000. We were in compliance with the minimum EBITDA test and the terms and conditions set forth in the waiver as of the end of the third quarter fiscal 2000.

     As previously disclosed in our second quarter Form 10-Q for the six months ended January 30, 2000, we are exploring strategic opportunities for the Company. The investment banking firm of Lazard Freres & Co. has been hired to assist with this strategic review and to formulate proposed plans and actions for the consideration of our Board of Directors. Because this strategic review is still in process, no assessment can be made of the likelihood that any proposed plans and actions can be effectively implemented. Regardless of the outcome of the strategic review, an extension of the existing waiver, a new waiver covering certain terms and conditions of the senior credit facility, an amendment of the senior credit facility, a de novo senior credit facility or some combination of the above will be required. Without such an action, we will be in default on June 20, 2000.

     We have been negotiating with the managers of the senior credit facility bank syndicate for a further extension of our present waiver, which is set to expire on June 20, 2000. While we can provide no assurances that the further extension from a new waiver will be approved as required by the full syndicate, we expect that the plans and actions proposed by the strategic review and to be acted upon by our Board of Directors will enable us to successfully negotiate a new waiver so as to preclude any default on the facility. Since the present waiver to the senior credit facility expires on June 20, 2000, the indebtedness under the senior credit facility has been classified as a current liability in the Consolidated Balance Sheet at April 30, 2000.

     A breach of any of the terms and conditions of the waiver, or subsequent breaches of the financial covenants under the senior credit facility could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. Based upon our current projections, we do not believe we will comply with the existing financial covenants unless they are modified, as they have been in the present waiver. If there is no modification of the existing financial covenants, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to us. We have, however, received such modifications in the past in the form of waivers and an amendment to our senior credit facility.

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

     Our liquidity needs will be primarily for capital expenditures, working capital and interest service requirements on our debt obligations. Capital expenditures for fiscal year 2000 will not exceed $25 million. We believe that our capital expenditures for the foreseeable future will be focused on preventive maintenance and equipment replacement, projects intended to result in cost savings and projects related to new product introductions.

     We anticipate that our operating cash flows will be sufficient to meet our working capital requirements, capital expenditure requirements and interest service requirements on our debt obligations for the remainder of fiscal 2000, although borrowings to fund seasonal working capital requirements will be required early in the next fiscal year. However, if we are unable to obtain a new waiver or extend the existing waiver by June 20, 2000, we will be in default of our senior credit facility which could result in acceleration of the bank debt, in which case the debt would become immediately due and payable.

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

CASH FLOWS FOR THE NINE MONTHS ENDED APRIL 30, 2000 COMPARED TO NINE MONTHS ENDED MAY 2, 1999

     Net cash used in operating activities was $25.4 million for the nine months ended April 30, 2000 compared to net cash provided of $4.4 million for the nine months ended May 2, 1999. The change in cash flows from operations was principally driven by significantly lower earnings excluding special items in the first nine months of fiscal 2000. Working capital increased $27.4 million for the nine months of fiscal 2000 compared to an increase of $54.7 million for the first nine months of fiscal 1999. The increase in working capital for the first nine months of fiscal 2000 was primarily attributable to lower accounts payable balances partially offset by a reduction of our accounts receivables resulting from improved collections.

     Net cash provided by investing activities was $29.6 million for the nine months ended April 30, 2000 compared to net cash used of $6.3 million for the nine months ended May 2, 1999. Capital expenditures were $13.6 million for the nine months ended April 30, 2000 compared to $32.7 million for the nine months ended May 2, 1999. Capital expenditures were greater in the first nine months of the prior year as we built our information technology infrastructure, and also due to the inclusion of Kattus and Swift-Armour. The prior year investing activity also included the disposition of the Peterlee frozen food facility in the United Kingdom in September 1998 and the proceeds from the sale of our Kattus business in January 1999 of $20.7 million. Cash proceeds from the sale of Vlasic Farms of $42.9 million ($50.0 million contract price net of $7.1 million funds held on deposit - see Note 4) were included in the nine months ended April 30, 2000. Capital expenditures for fiscal year 2000 are not expected to exceed $25 million.

     Net cash provided by financing activities was $12.0 million for the nine months ended April 30, 2000 compared to $18.8 million for the nine months ended May 2, 1999 principally due to a decrease in borrowings under the senior credit facility.

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

RECENT DEVELOPMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS Statement 133," which postponed the adoption date of SFAS No. 133. We must adopt the statement beginning fiscal 2001. We are currently evaluating the effect that implementation of the new standard will have to our financial statements.

     In May 2000, the Emerging Issues Task Force (EITF) issued EITF No. 2000-10, "Accounting for Shipping and Handling Revenues and Costs" and EITF No. 2000-14, "Accounting for Coupons, Rebates and Discounts". In reference to EITF No. 2000-10, the Task Force tentatively concluded that amounts billed to customers related to shipping and handling should be classified as revenue and costs incurred for shipping and handling should be classified as cost of products sold. Implementation of this standard will likely result in a reclassification of outbound freight costs from a reduction of net sales to cost of products sold on our Consolidated Statements of Earnings. We do not anticipate a material adjustment. We will implement the standard when required in accordance with the EITF's final consensus.

     EITF No. 2000-14 addressed accounting for sales incentives. The Task Force concluded that in accounting for cash sales incentives offered by a manufacturer (for example, coupons to be used at the point of retail sale or mailed in after the retail sale), the manufacturer should recognize the incentive as a reduction of revenue on the later date of the manufacturer's sale to the retailer or the date the offer is made to the public. The reduction of revenues should be measured based on the estimated amount of incentives to be claimed by the ultimate customers. We are currently evaluating the effect that implementation of this pronouncement will have to our financial statements. We must adopt the pronouncement beginning in our first quarter of fiscal 2001.


FORWARD-LOOKING INFORMATION

     This report and our filings with the Securities and Exchange Commission contain certain forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. We caution readers that any such forward-looking statements made by us or on our behalf are based on our current expectations and beliefs but are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

     - our ability to successfully establish necessary financing arrangements;
     - our ability to continue to comply with covenants and the terms of the senior credit facility (and any waivers thereto), and the senior subordinated notes;
     - changes in accounting estimates developed in connection with the application of generally accepted accounting principles,
     - changes in accounting policies and practices;
     - our ability to successfully implement corrective measures and processes and procedures to properly capture and analyze trade marketing spending and customer deductions;
     - our ability to maintain capital expenditures within the forecast limits, which are based on assumptions about infrastructure requirements;
     - issues associated with our business and information systems and embedded technology;
     - Campbell Soup Company's future requirements for frozen foodservice products;
     - the impact of strong competitive response to our efforts to leverage our brand power with product innovation and new advertising;
     - the inherent risks in the marketplace associated with our products, including uncertainties about trade and consumer acceptance;
     - changes in prices of raw materials and other inputs;
     - the impact of unforeseen economic and political changes in international markets where we compete;
     - the market risks associated with financial instruments which may be subject to unforeseen economic changes, such as currency exchange rates, interest rates, inflation rates and recessionary trends;
     - our ability to achieve the gains anticipated from our cost productivity programs; and
     - our ability to achieve the forecasted savings related to restructuring programs.

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

     As disclosed in our Annual Report, we entered into an interest rate swap contract with a notional value of $50 million to hedge a portion of our U.S. variable interest rate bank borrowings. As of April 30, 2000, the interest rate swap contract provided that we pay an average interest rate of 5.9% and receive an average interest rate of 6.3%. We would have received approximately $1.7 million to settle the interest rate swap contract as of April 30, 2000.

     There have been no other material changes in our market risk during the three months or nine months ended April 30, 2000. For additional information, refer to page 20 of our Annual Report for the fiscal year ended August 1, 1999.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


ITEM 5.  OTHER INFORMATION

     A.  Cautionary Statement on Forward-Looking statements

         This report contains certain forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. This information is based upon our current views and assumptions regarding future events and financial performance and is subject to risks and uncertainties that could cause actual results to differ materially from those expressed in this report. Additional information concerning factors that could cause actual results to vary materially from the results anticipated can be found on page 24 in Management's Discussion and Analysis of Results of Operations and Financial Condition of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended August 1, 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.  Exhibits


         (27)      Financial Data Schedule

                           PART II. OTHER INFORMATION

     B.  Reports on Form 8-K

     We filed a Current Report on Form 8-K, dated January 31, 2000 with the Securities and Exchange Commission, on February 14, 2000, regarding completion of the sale of our Vlasic Farms mushroom business and the Second Quarter Fiscal 2000 outlook with an announcement of a corporate reorganization.

     We also filed a Current Report on Form 8-K, dated March 24, 2000 with the Securities and Exchange Commission, on April 4, 2000, regarding an amendment of the terms and conditions of our Foodservice Supply Agreement with Campbell Soup Company.





                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            VLASIC FOODS INTERNATIONAL INC.



Dated: June 14, 2000            By:     /s/ Joseph Adler
                                    --------------------------------------------
                                                   Joseph Adler
                                            Vice President and Controller
                                    (Principal Financial and Accounting Officer)