Form 10-K
period 2000-07-30
VLASIC FOODS INTERNATIONAL INC
filed 2000-10-18
CIK 1056312

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            --------------------------------------------------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED                     COMMISSION FILE NUMBER
          JULY 30, 2000                                   1-13933




                       [VLASIC FOODS INTERNATIONAL LOGO]




         NEW JERSEY                                      52-2067518
   STATE OF INCORPORATION                      I.R.S. EMPLOYER IDENTIFIED NO.


                                  VLASIC PLAZA
                              SIX EXECUTIVE CAMPUS
                       CHERRY HILL, NEW JERSEY 08002-4112
                           PRINCIPAL EXECUTIVE OFFICES


                         TELEPHONE NUMBER: 856-969-7100

            --------------------------------------------------------


             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF ACT:

    TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
 COMMON STOCK, NO PAR VALUE                   NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF ACT: NONE

            --------------------------------------------------------

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

        AS OF OCTOBER 6, 2000, THE AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $49,520,912. THERE WERE 45,418,203 SHARES OF COMMON STOCK OUTSTANDING AS OF OCTOBER 6, 2000.

        PORTIONS OF THE NOTICE OF ANNUAL MEETING AND PROXY STATEMENT DATED OCTOBER 20, 2000, FOR THE ANNUAL MEETING OF SHAREOWNERS TO BE HELD ON DECEMBER 5, 2000, ARE INCORPORATED BY REFERENCE INTO PART III.


                                      (2)

TABLE OF CONTENTS

--------------------------------------------------------------------------------

Part I.                                                                                                       Page No.

Item 1.      Business ....................................................................................       3

Item 2.      Properties ..................................................................................       8

Item 3.      Legal Proceedings ...........................................................................       9

Item 4.      Submission of Matters to a Vote of Security Holders .........................................       9

Part II.

Item 5.      Market for the Registrant's Common Stock and Related Shareowner Matters .....................      10

Item 6.      Selected Financial Data .....................................................................      10

Item 7.      Management's Discussion and Analysis of Results of Operations and Financial Condition .......      11

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk ..................................      24

Item 8.      Financial Statements ........................................................................      25

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ........      50

Part III.

Item 10.     Directors and Executive Officers of the Registrant ..........................................      51

Item 11.     Executive Compensation ......................................................................      51

Item 12.     Security Ownership of Certain Beneficial Owners and Management ..............................      51

Item 13.     Certain Relationships and Related Transactions ..............................................      51

Part IV.

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K ............................      52

             Signatures ..................................................................................      55

             Report of Management ........................................................................      56

             Report of Independent Accountants ...........................................................      56

FISCAL 2000 ANNUAL REPORT                      [VLASIC FOODS INTERNATIONAL LOGO]

--------------------------------------------------------------------------------


                                     PART I

ITEM 1.   BUSINESS
                                COMPANY OVERVIEW

        Vlasic Foods International Inc. was created through a tax-free spin-off of various food businesses from Campbell Soup Company on March 30, 1998. The businesses making up Vlasic had product portfolios that were not core to Campbell's strategy. In January 1999 and July 1999 we sold two of these businesses, the Kattus German distribution business and the Swift-Armour Argentine beef business. In January 2000, we sold our fresh mushroom business, Vlasic Farms, Inc. which has been accounted for as a discontinued operation.

        We are a leading producer, marketer and distributor of high quality, branded convenience food products in primarily three operating segments: Frozen Food Operations, Grocery Products Operations and United Kingdom Operations.

        - Frozen Food Operations. The frozen foods segment manufactures frozen dinners and other frozen foods and accounted for approximately 53%, 43% and 41% of our net sales in fiscal 2000, 1999 and 1998. The frozen foods segment derives the largest portion of its earnings from manufacturing frozen dinners, breakfasts and pot pies in the United States and marketing such products in the United States and Canada under the Swanson brand name.

        - Grocery Products Operations. The grocery products segment manufactures pickles and peppers and markets a diverse portfolio of pickle products, peppers and barbecue sauce; mostly with leading national or regional market positions. The grocery products segment accounted for approximately 32%, 26% and 23% of our net sales in fiscal 2000, 1999 and 1998, primarily from sales of pickles, relishes and other products marketed under the Vlasic brand name in the United States.

        - United Kingdom Operations. Our United Kingdom segment manufactures and distributes frozen foods such as sausages, pies and savory-filled pastries as well as canned and jarred beans, pickles, fruits and vegetables. The United Kingdom segment accounted for approximately 15%, 13% and 14% of our net sales in fiscal 2000, 1999 and 1998, predominately from products manufactured and marketed under the Freshbake, SonA and Rowats brand names.


                              GOING CONCERN MATTERS

        The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note 26, we have significant borrowings which require, among other things, compliance with certain financial ratios, specifically a debt/EBITDA ratio and a fixed charge coverage ratio, on a quarterly basis. As a result of operating losses incurred during the second, third, and fourth quarters in fiscal 2000, we were not in compliance with the financial ratio covenants under our senior credit facility; however, we requested and received a waiver through February 28, 2001 in consideration for the payment of a fee and an increase in interest rates. There are three key provisions of the waiver: (1) an escrow deposit to pay the January 2, 2001 interest payment on the senior subordinated notes ("January Interest Payment") must be established by December 28, 2000 and cannot be funded with funds generated from operations or proceeds of asset sales, as is more fully described below; (2) certain events, including the payment in full of our indebtedness outstanding under the senior credit facility, must take place by the expiration of the waiver, or if there is a Standstill Period (as defined and discussed below), the Standstill Period, or else we will be required to pay an additional fee in the amount of $1.5 million to the senior credit facility bank syndicate; and (3) we must comply with certain monthly tests of minimum sales and net worth and maximum capital expenditures.

        If the January Interest Payment is not paid within 30 days of the due date, there would be an event of default which upon a vote of the holders of at least 25% of the senior subordinated notes could cause them to be accelerated.

        The terms of the waiver require the Company to deposit an amount in escrow on or before December 28, 2000 for payment of the January Interest Payment ("Escrow"). The waiver as presently in force precludes the Escrow from being funded with funds generated from operations or proceeds of asset sales. Failure to timely fund the Escrow would cause the waiver to expire on December 28, 2000. In such event, the waiver provides for a "Standstill Period" following expiration of the waiver during which Events of Default would continue to be waived. However, the principal of the bank loans could be accelerated and a "payment blockage notice" could be delivered on the Company preventing it from making the January Interest Payment. The Standstill Period would expire on the later of (a) January 30, 2001 or (b) a forbearance date specified in any agreement by the holders of more than 75% of the outstanding senior subordinated notes to not accelerate the principal of such notes or enforce any other remedies for the enforcement of collection of such notes. The expiration of the Standstill Period would, however, be no later than February 28, 2001.


                                      (3)

FISCAL 2000 ANNUAL REPORT (CONTINUED)          [VLASIC FOODS INTERNATIONAL LOGO]

--------------------------------------------------------------------------------


        A breach of any of the terms and conditions of the waiver, or subsequent breaches of conditions of the senior credit facility not covered by the waiver could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. Although no assurances can be given, we expect that we will be in compliance throughout the period of the current waiver with respect to the financial covenants regarding minimum sales, minimum net worth and capital expenditure limits.

        We are exploring strategic opportunities for the Company, which is likely to result in the sale of the Company in whole or in parts. The investment banking firm of Lazard Freres & Co. has been hired to assist with this strategic review and to solicit bids on our behalf. However, since this process is still on-going, no assurances can be given that any proposed plans and actions can be effectively executed.

        Our ability to operate as a going concern is dependent upon our ability to avoid default under the senior credit facility. Either the process of selling the Company in whole or in parts must be complete by the expiration of the Standstill Period described above and all the loans under the senior credit facility repaid or there must have been sufficient progress demonstrated in the opinion of the senior credit facility bank group so that it extends the current waiver through the expected completion date of the sale process. If the Company is not sold by the expiration of the Standstill Period described above or the waiver has not been extended, there will be an event of default and it is probable that the Company could not raise the funds to pay off all of its debts. However, the Company expects that so long as demonstrable progress satisfactory to the senior credit facility bank group has been made towards the completion of a sale or other transaction pursuant to the strategic review process, funding will be available to make the January Interest Payment.


                              PRODUCTS AND MARKETS

FROZEN FOOD OPERATIONS

        We manufacture and market frozen food products in the United States, primarily frozen dinners, pot pies and breakfasts, under the Swanson, Hungry-Man, Traditional Favorites, Potato Topped, Great Starts and Fun Feast brands. In Canada, we market frozen food products manufactured by contract manufacturers, primarily frozen dinners and pot pies, under the Swanson and Hungry-Man brands.

        The Swanson brand is the leading national brand of frozen, traditional dinners in the United States, with approximately 28% of the $1.3 billion frozen dinner market. Swanson frozen pot pies are the market leader in their product category with approximately 29% of the $329 million frozen pot pie market. In August 1999, we launched the Swanson line of Potato Topped pot pies and it is estimated that this new category commands a 5% share of the entire pot pie category. In addition, Swanson's Great Starts breakfasts are in the top of their product categories.

        We manufacture a variety of frozen foods including entrees for consumption by restaurants and cafeterias, under the terms of a contract packing agreement with Campbell Soup Company that has been extended through March 30, 2001. By amendment, either party may terminate the agreement effective March 30, 2001 with notice given no later than December 1, 2000. However, we received notice on September 29, 2000 that if the contract is extended, it would not be on the terms of the current contract. Approximately 30% of the sales value of production at our Omaha, Nebraska facility is devoted to this contract. If the contract is not extended and alternative sources of sales volume are not secured, it is likely that the loss of production volume would result in significant layoffs and higher manufacturing costs.

GROCERY PRODUCTS OPERATIONS

        The main product offerings of our grocery products operations are pickles and relishes under the Vlasic brand name and barbecue sauce under the Open Pit brand name.

        Pickles and Relishes. Our Vlasic brand is the leading national retail brand of jarred, shelf-stable pickles with approximately 32% of the $785 million U.S. national retail market. We also manufacture and sell jarred, shelf-stable pickles under the Milwaukee's brand, and relishes, peppers and pickles under the Vlasic name. We sell shelf-stable pickles and other condiments to foodservice customers, including quick service restaurants such as McDonald's.

        Barbecue Sauce. Our Open Pit barbecue sauce is the leading retail brand of barbecue sauce in the Midwest U.S., with a 29% market share in this region. A new line of sweet Open Pit barbecue sauces was introduced in February 2000 under the Grill Classics brand name. Open Pit is manufactured through a co-pack arrangement.


                                       (4)

FISCAL 2000 ANNUAL REPORT (CONTINUED)          [VLASIC FOODS INTERNATIONAL LOGO]

--------------------------------------------------------------------------------


UNITED KINGDOM OPERATIONS

        Our United Kingdom operations manufacture and distribute frozen foods such as sausages, pies and savory-filled pastries under our Freshbake brand, as well as the private label brands of certain customers. A microwavable line of puff pastry meat pies was introduced in fiscal 2000 under the Microbake brand name. Our primary customers are retail grocery chains and foodservice operators such as restaurants and cafeterias.

        We produce canned beans and fruits and vegetables under our SonA brand and pickled products under our Rowats brand. Canned products are sold directly to restaurants and cafeterias or through foodservice distributors. Pickled products are sold to retail outlets by our direct sales force. We also manufacture private label brand grocery products consisting of pickled products and canned beans, fruits and vegetables for large supermarket chains.

DIVESTED BUSINESSES OPERATIONS

        We sold our Kattus German distribution business in January 1999 and our Swift-Armour Argentine beef business in July 1999.

DISCONTINUED OPERATIONS

        In January 2000, we sold our fresh mushroom business, Vlasic Farms, Inc. The sale of this business has been treated as a discontinued operation.


                        MARKETING, SALES AND DISTRIBUTION

        Our marketing programs consist of trade promotions and consumer-based marketing, such as advertising and coupons. Trade promotions focus on obtaining retail display support, achieving temporary price reduction and securing and increasing retail shelf space. We engage in radio, television and print advertising to build brand equity by emphasizing the heritage and characteristics of our products and promoting new products within brand segments. Other consumer promotions include couponing to generate trial usage and increase purchase frequency. Our coupons are printed in magazines and in advertising inserted in magazines and newspapers.

        Although sales to Campbell accounted for over 10% of our net sales in previous years (due to a combination of sales under a contract packing agreement, as well as sales of Argentine beef and fresh mushrooms), none of our customers accounted for 10% or more of our net sales in fiscal 2000.

        We manage the sales and distribution of our products based on the channels through which they are sold. We use an independent broker sales force to sell frozen foods and grocery products in the United States and Canada to grocery chains and wholesalers. We have an established broker website to improve effectiveness and communication between the brokers and us. In some instances, we sell directly to mass merchandisers such as Wal-Mart. We use independent commercial carriers to distribute these products from our manufacturing facilities directly to our customers or third party warehouses. Historically, our frozen foods and grocery products have been sold through the same brokers. While the delivery of domestic retail grocery products has been integrated into a single system, frozen foods are delivered separately because of the need for refrigeration during shipping. Brokers also sell frozen foods to frozen foods distributors and grocery products to grocery distributors, both of which in turn sell and deliver the products to smaller grocery chains and retailers.


                                   COMPETITION

        We face intense competition in each of our product lines. We compete with other producers of similar products on the basis of, among other things, product quality, convenience, price, brand recognition and loyalty, customer service, effective advertising and promotional activities, and the ability to identify and satisfy emerging consumer preferences. We compete with a significant number of companies of varying sizes, including divisions, subdivisions, or subsidiaries of much larger companies with more substantial financial and other resources available to them. Our ability to grow our business could be impacted by the relative effectiveness of and competitive response to our new product efforts, product innovation and new advertising and promotional activities. In addition, from time to time, we experience margin pressure in certain markets as a result of competitors' pricing practices or as a result of price increases for the ingredients used in our products. Although we compete in a highly competitive industry for representation in the retail food and foodservice channels, we believe that our brand strength in our various markets has resulted in a strong competitive position. We are restricted from entering certain product lines due to the terms of the


                                       (5)

FISCAL 2000 ANNUAL REPORT (CONTINUED)          [VLASIC FOODS INTERNATIONAL LOGO]

--------------------------------------------------------------------------------


separation and distribution agreement governing the terms of our spin-off from Campbell, as well as the foodservice supply agreement and Swanson trademark license with Campbell.


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

        Prices and quality of raw materials can fluctuate due to a number of factors, including changes in crop size, government-sponsored agricultural programs and weather conditions during the growing and harvesting seasons. Although we enter into advance commodity purchase agreements from time to time, increases in raw material costs could have a material adverse effect on our businesses, financial condition or results of operations.

        We purchase a variety of packaging materials, which we believe are readily available from a number of suppliers.


                           SEASONALITY OF THE BUSINESS

        Our sales and cash flows vary depending on the time of year. Sales of frozen foods tend to be marginally higher during the winter months. Sales of pickles, relishes and barbecue sauce tend to be higher in the summer months. The majority of pickles are packed during a season extending from May through September. This makes our working capital requirements higher in the first quarter.


                             TRADEMARKS AND PATENTS

        We own many popular trademarks registered in various countries, including Vlasic, Hungry-Man, Sandwich Stackers, Hamburger Stackers, Great Starts, Fun Feast, Open Pit, Freshbake, SonA and Rowats. All of our trademarks are very important to the Vlasic businesses. We protect our trademarks by obtaining registrations where appropriate and aggressively opposing any infringement. We have a perpetual, royalty-free license to use the Swanson trademark for certain frozen foods (other than broth, stock and soup). This license agreement contains standard provisions, including those dealing with quality control, marketing materials approval and termination. The previous owners of Open Pit have a license to use the Open Pit trademark in the foodservice industry.

        Although we own a number of patents covering manufacturing processes, we do not believe the Vlasic businesses depend on any of these patents to a material extent.


                            RESEARCH AND DEVELOPMENT

        Our research and development is conducted at multiple sites within and outside the United States. The research and development organization consists of approximately 60 people. About 40 people are located in the United States and the rest are located outside the United States. Expenditures for research and development in fiscal 2000, 1999 and 1998 were $7.7 million, $7.5 million and $7.4 million.


                                      (6)

FISCAL 2000 ANNUAL REPORT (CONTINUED)          [VLASIC FOODS INTERNATIONAL LOGO]

--------------------------------------------------------------------------------


                            GOVERNMENTAL REGULATION

        Our operations in the United States are extensively regulated by the Food and Drug Administration (FDA), the U.S. Department of Agriculture (USDA) and other federal, state and local authorities. Outside the United States, similar regulatory authorities have jurisdiction over our operations. Such authorities regulate the processing, packaging, storage, distribution and labeling of our products and inspect our processing facilities and products. We believe that we are in substantial compliance with all applicable laws and regulations.


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


                                   EMPLOYEES

        Our work force consists of approximately 3,455 employees. Of the total number of employees, approximately 3,200 are engaged in manufacturing, approximately 255 are engaged in marketing, sales and administration.

        Our United States work force consists of approximately 2,690 employees, approximately 2,206 of whom are represented by collective bargaining agreements with various unions. Such collective bargaining agreements expire on various dates beginning in February 2001. Outside of the United States, our work force consists of approximately 765 employees, the substantial majority of whom are represented by unions. A prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on our businesses, financial condition or results of operations. In addition, there can be no assurance that upon the expiration of existing collective bargaining or similar agreements new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to us.


                                WORKING CAPITAL

        For information relating to our cash and other working capital items, see pages 20 through 22 in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition".


                    SEGMENT AND GEOGRAPHIC AREA INFORMATION

        For information with respect to the revenue, operating profitability and identifiable assets attributable to our operating segments and foreign operations, see pages 34 to 35 in the section of the Notes to Consolidated Financial Statements entitled "Segment and Geographic Area Information".


                              RECENT DEVELOPMENTS

        For information relating to recent developments, see pages 23 to 24 in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition".


                                      (7)

FISCAL 2000 ANNUAL REPORT (CONTINUED)          [VLASIC FOODS INTERNATIONAL LOGO]

--------------------------------------------------------------------------------


               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

        From time to time, we make oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the SEC in its rules, regulations and releases. We desire to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Fiscal 2000 Annual Report, including Management's Discussion and Analysis of Results of Operations and Financial Condition (pages 11 through 24), and other statements made in the Form 10-K and in other filings with the SEC.

        We caution readers that any such forward-looking statements made by us or on our behalf are based on our current expectations and beliefs but are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

        - our ability to successfully maintain necessary financing arrangements;
        - the results of our strategic review process;
        - our ability to utilize our net operating loss carryforwards and realize the related deferred tax asset;
        - our ability to continue to comply with covenants and the terms of the senior credit facility (and any waivers thereto), and the senior subordinated notes;
        - changes in accounting estimates developed in connection with the application of generally accepted accounting principles;
        - changes in accounting policies and practices;
        - our ability to successfully execute measures and processes and procedures to properly capture and analyze trade marketing spending and customer deductions;
        - our ability to maintain capital expenditures within the forecast limits, which are based on assumptions about infrastructure requirements;
        - issues associated with our business and information systems and embedded technology;
        - the likelihood that Campbell Soup Company will not extend its current contract for frozen foodservice products or that the contract will be extended on terms less than favorable to the Company;
        - the impact of strong competitive response to our efforts to leverage our brand power with product innovation and new advertising;
        - the inherent risks in the marketplace associated with our products, including uncertainties about trade and consumer acceptance;
        - changes in prices of raw materials and other inputs;
        - the impact of unforeseen economic and political changes in international markets where we compete;
        - the market risks associated with financial instruments which may be subject to unforeseen economic changes, such as currency exchange rates, interest rates, inflation rates and recessionary trends;
        - our ability to achieve the gains anticipated from our cost productivity programs; and
        - our ability to achieve the forecasted savings related to restructuring programs.

        Vlasic has no intention of or obligation to update forward-looking statements even if new information, future events or other circumstances make them incorrect or misleading.


ITEM 2.   PROPERTIES

        We currently own or lease 7 production facilities in the United States and the United Kingdom. We believe that these facilities are suitable for our operations and provide sufficient capacity to meet our requirements for the foreseeable future. Our corporate headquarters is leased. The chart below lists the location and principal products produced at our key production facilities.

     FACILITY LOCATION                              PRINCIPAL PRODUCTS
     -----------------                              ------------------
   FROZEN FOODS
    Fayetteville, Arkansas                             Frozen Foods
    Omaha, Nebraska                                    Frozen Foods

   GROCERY PRODUCTS
    Imlay City, Michigan                          Pickles and Condiments
    Millsboro, Delaware                           Pickles and Condiments

   UNITED KINGDOM OPERATIONS
    Salford, England                                   Frozen Foods
    Glasgow, Scotland                                  Frozen Foods
    Stratford Upon Avon, England           Pickles, Canned Beans and Vegetables


                                      (8)

FISCAL 2000 ANNUAL REPORT (CONTINUED)          [VLASIC FOODS INTERNATIONAL LOGO]

--------------------------------------------------------------------------------


ITEM 3.   LEGAL PROCEEDINGS

        We, in the ordinary course of business, are involved in various legal proceedings. We are, however, not aware of any pending claims or litigation the outcome of which would have a material adverse effect on our business, financial position or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.


EXECUTIVE OFFICERS OF VLASIC

        The following list of executive officers as of October 6, 2000, is included herein as an item in Part I of this Form 10-K:

                                                                                                    DATE  FIRST
                                                                                                      ELECTED
NAME                      PRESENT TITLE                                                  AGE          OFFICER
----                      -------------                                                  ---          -------
Robert F. Bernstock (1)   President and Chief Executive Officer                          49            1998

Norma B. Carter (2)       Vice President, General Counsel and Corporate Secretary        53            1998

Mark I. McCallum (3)      Vice President
                          President - North America Division                             45            1998

Joseph Adler (4)          Vice President and Controller                                  46            1998*


        (1) Mr. Bernstock has been President and Chief Executive Officer of Vlasic since March 1998. Mr. Bernstock served as Executive Vice President of Campbell Soup Company and President of its Specialty Foods Division from July 1997 to March 1998. Prior to that, he was appointed President - U.S. Grocery Division and Senior Vice President of Campbell Soup Company in March 1996. Mr. Bernstock served as President - International Grocery Division of Campbell Soup Company from August 1994 to February 1996. He served as President - International Soup Division of Campbell Soup Company from June 1993 to July 1994 and was Vice President of Campbell Soup Company.

        (2) Prior to joining Vlasic, Ms. Carter served in the Legal Department of Campbell Soup Company since January 1981, most recently as Vice President - Legal.

        (3) Mr. McCallum was named President of the North America Division of Vlasic in February 2000. In June 1998, Mr. McCallum was named President of the Grocery Division, and served as Vice President and General Manager - Grocery since March 1998. Prior to joining Vlasic, Mr. McCallum served Campbell Soup Company as General Manager for the Mushroom, Open Pit and the Canadian Swanson Frozen Food businesses. Prior to that, he served as Vice President and General Manager for the Sanwa, Campbell's Fresh (mushrooms) and the Prepared Foods divisions of Campbell. He joined Campbell in January 1993 as the General Manager for Campbell Australia and progressed to become the Managing Director for Campbell Asia in Hong Kong.

        (4) Mr. Adler has been Vice President and Controller since March 1998. Prior to joining Vlasic, Mr. Adler served as the Controller for the Speciality Foods division of Campbell Soup Company from October 1997 to March 1998. Prior to that, he was Vice President - Finance and Controller for the Meal Enhancement Group of Campbell's U.S. Grocery division, and served as the interim controller of the U.S. Grocery division.

        * Mr. Adler has been Vice President and Controller since 1998. He was designated an Executive Officer in December 1999.

        There is no family relationship among any of our executive officers or between any such officer and any director of Vlasic. Executive officers of Vlasic will be elected at the December 5, 2000 meeting of the Board of Directors.


                                      (9)

FISCAL 2000 ANNUAL REPORT (CONTINUED)          [VLASIC FOODS INTERNATIONAL LOGO]

--------------------------------------------------------------------------------


                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREOWNER
          MATTERS

        Vlasic's Common Stock is listed and principally traded on the New York Stock Exchange. On October 6, 2000, there were 17,453 holders of record of Vlasic Common Stock. The market price with respect to Vlasic's Common Stock is set forth on page 49 in the section of the Notes to Consolidated Financial Statements entitled "Quarterly Data (unaudited)". We currently anticipate that no cash dividends will be paid on the Vlasic Common Stock in the foreseeable future due to restrictive covenants in our credit agreements and in order to conserve cash for the repayment of debt and for working capital requirements.


ITEM 6.   SELECTED FINANCIAL DATA
(in thousands, except per share amounts)

                                              2000(1)           1999(2)           1998(3)          1997(4)(5)          1996(6)
                                            -----------       -----------       -----------       ------------       -----------
STATEMENT OF OPERATIONS DATA:
Net sales                                   $   901,564       $ 1,188,271       $ 1,237,294       $  1,381,151       $ 1,377,390
Earnings (loss) from continuing
  operations                                $   (28,639)      $  (119,823)      $   (10,407)      $     74,842       $    55,367
Discontinued operations                          (1,423)           (6,508)            4,608              3,298             5,500
                                            -----------       -----------       -----------       ------------       -----------
Earnings (loss) before cumulative
  effect of accounting change                   (30,062)         (126,331)           (5,799)            78,140            60,867
Cumulative effect of accounting
  change                                             --                --              (600)                --                --
                                            -----------       -----------       -----------       ------------       -----------
Net earnings (loss)                         $   (30,062)      $  (126,331)      $    (6,399)      $     78,140       $    60,867
                                            ===========       ===========       ===========       ============       ===========

Earnings (loss) per share (7)
  Continuing operations                     $     (0.63)      $     (2.64)      $     (0.23)
  Discontinued operations                   $     (0.03)      $     (0.14)      $      0.10
  Cumulative effect of
   accounting change                        $      0.00       $      0.00       $     (0.01)
                                            -----------       -----------       -----------
Net loss                                    $     (0.66)      $     (2.78)      $     (0.14)
                                            ===========       ===========       ===========

Weighted average shares outstanding (9)          45,418            45,418            45,371

BALANCE SHEET DATA:
Total assets                                $   582,173       $   655,929       $   950,863       $    839,045       $   865,799
Notes payable                                   285,287               146            12,487                191               257
Long-term debt (8)                              197,230           469,054           558,793              2,079             2,901
Total debt (8)                                  482,517           469,200           571,280              2,270             3,158
Shareowners' equity (deficit) (8)               (59,468)          (20,401)          106,604            632,298           659,866


(1) Includes after-tax special items which increased earnings by $842, or $0.02 per share, consisting of $1,622 from the reversal of prior years' charges related to the divestitures of our Kattus and Swift-Armour Argentine beef businesses, partially offset by net restructuring charges of $780.
(2) Includes after-tax special charges of $140,529, or $3.09 per share, consisting of $134,529 relating to the divestitures of our Kattus and Swift-Armour Argentine beef businesses, a $7,000 income tax charge for the impact of the repatriation of foreign dividends partially offset by a net benefit of $1,000 related to restructuring programs.
(3) Includes after-tax special charges of $35,850, or $0.79 per share, consisting of restructuring charges of $21,450 and an impairment loss of $14,400. Also includes the cumulative effect of a change in accounting principle for business process engineering costs - a charge of $600 or $0.01 per share.
(4) Fiscal 1997 includes 53 weeks compared to 52 weeks in fiscal 2000, 1999, 1998 and 1996.
(5) Includes after-tax restructuring charges of $7,757.
(6) Includes after-tax restructuring charges of $22,842.
(7) Per share data for years prior to 1998 have not been presented because Vlasic was not a publicly held company.
(8) At the March 30, 1998 spin-off, Vlasic assumed $500 million of long-term debt from Campbell.
(9) Excludes potentially dilutive shares as the result would be antidilutive.


                                      (10)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL            [VLASIC FOODS INTERNATIONAL LOGO]
CONDITION

--------------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

        On March 30, 1998, Campbell Soup Company distributed one share of Vlasic common stock to shareowners of Campbell for every ten shares of Campbell capital stock held at the record date in a tax-free distribution (the "spin-off"). At the time of the spin-off, we began operations as a separate independent publicly-owned company. In connection with the spin-off, Campbell contributed the following businesses: Swanson frozen foods in the United States and Canada, Vlasic retail and foodservice pickles and condiments in the United States, Open Pit barbecue sauce in the United States, Campbell's mushrooms in the United States, Freshbake and non-branded frozen foods and SonA and Rowats pickles and beans in the United Kingdom, Swift and non-branded processed beef in Argentina and Kattus gourmet foods distribution in Germany. Our historical financial statements at dates and for periods ended prior to the date of the spin-off present the combined historical financial position, results of operations and cash flows of these businesses. We sold the Kattus business in January 1999 and sold our Argentine beef business, Swift-Armour, in July 1999. The mushroom business was sold during the third quarter of fiscal 2000 and has been treated as a discontinued operation. Prior to the spin-off, the businesses contributed by Campbell had been separately managed within multiple Campbell business divisions.

        In connection with the spin-off, we incurred debt of approximately $560 million under a five-year $750 million unsecured revolving credit facility, consisting of $500 million of indebtedness assumed from Campbell and $60 million incurred to repay certain intercompany payables representing advances from Campbell to subsidiaries of Vlasic. On an historical basis, we were not allocated any amount of Campbell's debt and our historical financial statements prior to the spin-off do not reflect the interest expense associated with the debt incurred in connection with the spin-off.

        For periods prior to the spin-off, our historical financial statements reflect expenses allocated by Campbell for selling, general and administrative services (including finance, legal, information technology, research and development, benefits, facilities and shared sales and distribution support). Such expenses were allocated based on net sales, utilization or other methods. The allocated expenses for these services are not necessarily indicative of the expenses that we would have incurred had we been a separate, independent entity that managed these functions. As described above, Campbell had been providing certain of these services to us on a transitional basis after the spin-off. We established a new corporate infrastructure to operate on a stand-alone basis, and as of April 1999 we had substantially completed all of the operating and management systems and capabilities necessary to handle internally the services that had previously been provided by Campbell.

        The discussion below summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity for the fiscal years ended July 30, 2000, August 1, 1999 and August 2, 1998. The results of operations for the periods prior to the spin-off may not necessarily be indicative of the results of operations that would have occurred if we had operated as an independent company prior to the spin-off and are not necessarily indicative of our future performance. The following discussion of results of operations and liquidity and capital resources should be read in conjunction with our historical consolidated financial statements and the related accompanying notes. Unless otherwise noted, fiscal years in the discussion below refer to our fiscal years ended on the Sunday closest to July 31. There were 52 weeks in each of fiscal 2000, 1999 and 1998.


GOING CONCERN MATTERS

        The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note 26, we have significant borrowings which require, among other things, compliance with certain financial ratios, specifically a debt/EBITDA ratio and a fixed charge coverage ratio, on a quarterly basis. As a result of operating losses incurred during the second, third, and fourth quarters in fiscal 2000, we were not in compliance with the financial ratio covenants under our senior credit facility; however, we requested and received a waiver through February 28, 2001 in consideration for the payment of a fee and an increase in interest rates. There are three key provisions of the waiver: (1) an escrow deposit to pay the January 2, 2001 interest payment on the senior subordinated notes ("January Interest Payment") must be established by December 28, 2000 and cannot be funded with funds generated from operations or proceeds of asset sales, as is more fully described below; (2) certain events, including the


                                      (11)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL            [VLASIC FOODS INTERNATIONAL LOGO]
CONDITION (CONTINUED)

--------------------------------------------------------------------------------


payment in full of our indebtedness outstanding under the senior credit facility, must take place by the expiration of the waiver, or if there is a Standstill Period (as defined and discussed below), the Standstill Period, or else we will be required to pay an additional fee in the amount of $1.5 million to the senior credit facility bank syndicate; and (3) we must comply with certain monthly tests of minimum sales and net worth and maximum capital expenditures.

        If the January Interest Payment is not paid within 30 days of the due date, there would be an event of default which upon a vote of the holders of at least 25% of the senior subordinated notes could cause them to be accelerated.

        The terms of the waiver require the Company to deposit an amount in escrow on or before December 28, 2000 for payment of the January Interest Payment ("Escrow"). The waiver as presently in force precludes the Escrow from being funded with funds generated from operations or proceeds of asset sales. Failure to timely fund the Escrow would cause the waiver to expire on December 28, 2000. In such event, the waiver provides for a "Standstill Period" following expiration of the waiver during which Events of Default would continue to be waived. However, the principal of the bank loans could be accelerated and a "payment blockage notice" could be delivered on the Company preventing it from making the January Interest Payment. The Standstill Period would expire on the later of (a) January 30, 2001 or (b) a forbearance date specified in any agreement by the holders of more than 75% of the outstanding senior subordinated notes to not accelerate the principal of such notes or enforce any other remedies for the enforcement of collection of such notes. The expiration of the Standstill Period would, however, be no later than February 28, 2001.

        A breach of any of the terms and conditions of the waiver, or subsequent breaches of conditions of the senior credit facility not covered by the waiver could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. Although no assurances can be given, we expect that we will be in compliance throughout the period of the current waiver with respect to the financial covenants regarding minimum sales, minimum net worth and capital expenditure limits.

        We are exploring strategic opportunities for the Company, which is likely to result in the sale of the Company in whole or in parts. The investment banking firm of Lazard Freres & Co. has been hired to assist with this strategic review and to solicit bids on our behalf. However, since this process is still on-going, no assurances can be given that any proposed plans and actions can be effectively executed.

        Our ability to operate as a going concern is dependent upon our ability to avoid default under the senior credit facility. Either the process of selling the Company in whole or in parts must be complete by the expiration of the Standstill Period described above and all the loans under the senior credit facility repaid or there must have been sufficient progress demonstrated in the opinion of the senior credit facility bank group so that it extends the current waiver through the expected completion date of the sale process. If the Company is not sold by the expiration of the Standstill Period described above or the waiver has not been extended, there will be an event of default and it is probable that the Company could not raise the funds to pay off all of its debts. However, the Company expects that so long as demonstrable progress satisfactory to the senior credit facility bank group has been made towards the completion of a sale or other transaction pursuant to the strategic review process, funding will be available to make the January Interest Payment.


RESULTS OF OPERATIONS

OVERVIEW

        Net sales for the fiscal year ended July 30, 2000 were $901.6 million, compared to net sales of $1.2 billion for the fiscal year ended August 1, 1999, or a decrease of 24.1%. However, excluding net sales from the Kattus and Swift-Armour businesses (which were divested in January 1999 and July 1999, respectively), net sales decreased approximately 6.7% in fiscal 2000 compared to fiscal 1999. All businesses experienced sales declines in fiscal 2000. The key drivers were a 4% decrease in Swanson U.S. consumption, unfavorable product mix in the Vlasic pickle business, and pricing and competitive pressures in our United Kingdom businesses.


                                      (12)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL            [VLASIC FOODS INTERNATIONAL LOGO]
CONDITION (CONTINUED)

--------------------------------------------------------------------------------


        The loss from continuing operations for fiscal 2000 was $(28.6) million, or $(0.63) per share, compared to $(119.8) million, or $(2.64) per share for fiscal 1999. However, included in the loss from continuing operations were special items that in fiscal 2000 resulted in a net benefit of $0.4 million pre-tax ($0.8 million after-tax), or $0.02 per share, and special items that in fiscal 1999 resulted in a net charge of $132.2 million pre-tax ($140.5 million after-tax), or $(3.09) per share. The decline in earnings (loss) from continuing operations excluding special items was primarily driven by a $68.8 million decrease in earnings (loss) before interest and taxes caused by the reasons outlined below as well as a $6.2 million increase in net interest expense due to higher interest rates.

        - The divested Kattus and Swift-Armour businesses contributed approximately $7 million to fiscal 1999 earnings before interest and taxes;
        - An overall decline in net sales of 6.7% (excluding the impact of the Kattus and Swift Armour divestitures) that was driven by a 4% decrease in Swanson U.S. consumption, unfavorable product mix in the Vlasic pickle business, and pricing and competitive pressures in our United Kingdom businesses, reduced earnings (loss) before interest and taxes by approximately $23 million in fiscal 2000 compared to fiscal 1999;
        - Reduced gross margins from unfavorable pickle mix, lower manufacturing cost absorption due to lower sales volumes, and poor manufacturing operational performance in the Freshbake frozen food business in the United Kingdom resulted in reduced earnings (loss) before interest and taxes of approximately $10 million in fiscal 2000 compared to fiscal 1999;
        - Higher marketing costs of approximately $19 million (including trade marketing related to fiscal 2000 new product introductions of approximately $10 million) also added to the decline;
        - Additional charges of approximately $15 million related to changes in estimates for trade marketing and customer deductions resulting from revised estimates principally for fiscal 1999 and earlier, based on new information following our conversion to new billing and trade marketing systems and processes; and
        - Partially offsetting the declines discussed above were lower selling and administrative expenses approximating $5 million resulting from cost reduction initiatives as well as lower sales volume.

        The loss from discontinued operations for fiscal 2000 was $(6.7) million, or $(0.15) per share, that was partially offset by a gain on the sale of the discontinued business of $5.3 million, or $0.12 per share. In total, the loss from discontinued operations in fiscal 2000 was $(0.03) per share. The loss from discontinued operations for fiscal 1999 was $(6.5) million, or $(0.14) per share.

        Net loss for fiscal 2000 was $(30.1) million, or $(0.66) per share compared to $(126.3) million, or $(2.78) per share for fiscal 1999.

        Net sales for the fiscal year ended August 1, 1999 were $1.2 billion, a decrease of approximately 4.0% from the net sales for the fiscal year ended August 2, 1998. The loss from continuing operations of $(119.8) million for fiscal 1999, or $(2.64) per share represented a significant decline from the fiscal 1998 loss from continuing operations of $(10.4) million, or $(0.23) per share. The fiscal 1999 loss from continuing operations included:

        - Divestitures. The $137.7 million non-cash loss (with no associated tax impact) associated with the divestiture of our Swift-Armour Argentine beef business partially offset by the $3.2 million gain (with no associated tax impact) on the divestiture of our Kattus business ($14.4 million impairment loss recorded in fiscal 1998);
        - Restructuring. The charge of $1.0 million (with no associated tax impact) related to administrative staff reductions in the United Kingdom, partially offset by a $3.2 million benefit ($2.0 million after-tax) from completion of the fiscal 1998 restructuring program at amounts less than originally planned;
        - Dividend Repatriation. The third quarter fiscal 1999 income tax charge of $7.0 million for the impact of the repatriation of foreign dividends; and
        - One-Time Costs. One-time costs of $7.0 million ($4.4 million after-tax) for duplicative administrative transition costs and costs related to the development of our information technology infrastructure.

        The loss from discontinued operations for fiscal 1999 was $(6.5) million, or $(0.14) per share, compared to earnings from discontinued operations for fiscal 1998 of $4.6 million, or $0.10 per share.

        Net loss for fiscal 1999 was $(126.3) million, or $(2.78) per share, compared to $(6.4) million, or $(0.14) per share for fiscal 1998.


                                      (13)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL            [VLASIC FOODS INTERNATIONAL LOGO]
CONDITION (CONTINUED)

--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS

        The following table sets forth certain items in our consolidated statements of operations as percentages of net sales for the fiscal years indicated:

                                                                             2000              1999              1998
                                                                          ----------        ----------        ----------
Net sales                                                                     100.0%            100.0%            100.0%
                                                                          ----------        ----------        ----------
Cost of products sold                                                          65.9%             67.8%             70.5%
Marketing and selling expenses                                                 26.9%             20.3%             19.6%
Administrative expenses                                                         5.3%              4.8%              4.9%
Research and development expenses                                               0.8%              0.6%              0.6%
Other expense (income)                                                          0.2%              0.1%             (0.2%)
Special items                                                                   0.0%             11.1%              3.4%
                                                                          ----------        ----------        ----------
    Total costs and expenses                                                   99.1%            104.7%             98.8%
                                                                          ----------        ----------        ----------
Earnings (loss) before interest and taxes from continuing operations            0.9%             (4.7%)             1.2%
                                                                          ==========        ==========        ==========


FISCAL YEAR ENDED JULY 30, 2000 COMPARED TO FISCAL YEAR ENDED AUGUST 1, 1999

        NET SALES. Net sales of $901.6 million in fiscal 2000 decreased 24.1% from net sales of $1.2 billion in fiscal 1999. However, included in the net sales for fiscal 1999 were $221.7 million from the divested Kattus and Swift-Armour businesses. Excluding net sales from these divested businesses, net sales decreased approximately 6.7% in fiscal 2000 compared to fiscal 1999. All businesses experienced sales declines in fiscal 2000. The key drivers were a 4% decrease in Swanson U.S. consumption, unfavorable product mix in the Vlasic pickle business and pricing and competitive pressures in our United Kingdom businesses.

        COST OF PRODUCTS SOLD. Cost of products sold as a percentage of net sales decreased to 65.9% in fiscal 2000 compared to 67.8% in fiscal 1999. However, excluding the divested Kattus and Swift-Armour businesses, cost of products sold as a percentage of net sales would have been 64.8% for fiscal 1999. This increase in cost of products sold as a percentage of net sales on a comparative basis was largely attributable to the impact of product mix as well as sales volume declines in our Swanson and Vlasic businesses resulting in higher absorption of fixed manufacturing costs in fiscal 2000. Operational difficulties at our United Kingdom businesses also contributed to the increase in fiscal 2000.

        MARKETING AND SELLING EXPENSES. Marketing and selling expenses as a percentage of net sales increased to 26.9% for fiscal 2000 compared to 20.3% for fiscal 1999. Excluding the divested Kattus and Swift-Armour businesses, marketing and selling as a percentage of net sales would have been 21.9% for fiscal 1999. The increase in fiscal 2000 was predominately caused by additional charges recorded in the second quarter of fiscal 2000 for trade marketing and customer deductions resulting from revised estimates principally for fiscal 1999 and earlier, based on new information following our conversion to new billing and trade marketing systems and processes. Marketing and selling expenses as a percentage of net sales excluding the impact of these charges in fiscal 2000 would have been approximately 25.3%. Total marketing costs alone as a percentage of net sales increased in fiscal 2000 due to greater trade marketing costs related to new product introductions in both our Swanson and Vlasic businesses, lower sales volumes and higher coupon redemptions. These charges were partially offset by lower selling expenses that were sales volume driven and a decline in advertising, principally in our Swanson business, due to relatively heavier fiscal 1999 advertising campaigns.

        ADMINISTRATIVE EXPENSES. Administrative expenses were $48.1 million or 5.3% of net sales in fiscal 2000 compared to $57.0 million or 4.8% of net sales in fiscal 1999. However, excluding the divested Kattus and Swift-Armour businesses, administrative expenses in fiscal 1999 would have been $50.0 million or 5.2% of sales. Cost reduction initiatives in fiscal 2000 reduced administrative expenses by $5.7 million. These reductions were offset by incentive program expenses of $1.8 million and a higher provision for medical expenses of $2.0 million in fiscal 2000.

        RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses as a percentage of net sales increased to 0.8% in fiscal 2000 compared to 0.6% in fiscal 1999. However, excluding the divested Kattus and Swift-Armour businesses, research and development expenses as a percentage of net sales would have been 0.8% in 1999.


                                      (14)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL            [VLASIC FOODS INTERNATIONAL LOGO]
CONDITION (CONTINUED)

--------------------------------------------------------------------------------


        OTHER EXPENSE (INCOME). Other expense is principally goodwill amortization and was comparable year to year.

        SPECIAL ITEMS. During fiscal 2000, we recorded a net benefit of $(0.4) million on the Special items line on the Statement of Operations which included the following:

        - a $1.2 million restructuring charge ($0.8 million after-tax) associated with reductions in the United States headquarters workforce;
        - a $(1.3) million benefit (with no associated tax impact) resulting from the divestiture of the Kattus business because certain costs were lower than originally estimated; and
        - a $(0.3) million benefit (with no associated tax impact) resulting from the divestiture of the Swift-Armour beef business because certain costs were lower than originally estimated.

        During fiscal 1999, a net charge of $132.3 million ($133.5 million after-tax) was recorded on the Special items line in the Statement of Operations which consisted principally of a non-cash loss of $137.7 million (with no associated tax impact) associated with the divestiture of our Swift-Armour Argentine beef business. Partially offsetting this charge was a $(3.2) million gain (with no associated tax impact) on the divestiture of our Kattus business and a $(3.2) million benefit ($2.0 million after-tax) resulting from the completion of a fiscal 1998 restructuring program at amounts less than originally planned. A restructuring charge of $1.0 million (with no associated tax impact) related to administrative staff reductions in the United Kingdom was also recorded.

        Special items are more fully discussed below under the heading "Special Items."

        EARNINGS (LOSS) BEFORE INTEREST AND TAXES FROM CONTINUING OPERATIONS. Earnings before interest and taxes from continuing operations in fiscal 2000 were $7.7 million, or 0.9% of net sales compared to a loss before interest and taxes from continuing operations of $(56.3) million, or (4.7%) of net sales in fiscal 1999. Excluding the fiscal 2000 and 1999 special items discussed above, earnings before interest and taxes from continuing operations were $7.3 million, or 0.8% of net sales in fiscal 2000, compared to $76.0 million, or 6.4% of net sales in fiscal 1999. The large decrease in fiscal 2000 was driven by:

        - The divested Kattus and Swift-Armour businesses contributed approximately $7 million to fiscal 1999 earnings before interest and taxes;
        - An overall decline in net sales of 6.7% (excluding the impact of the Kattus and Swift Armour divestitures) that was driven by a 4% decrease in Swanson U.S. consumption,unfavorable product mix in the Vlasic pickle business, and pricing and competitive pressures in our United Kingdom businesses, reduced earnings (loss) before interest and taxes by approximately $23 million in fiscal 2000 compared to fiscal 1999;
        - Reduced gross margins from unfavorable pickle mix, lower manufacturing cost absorption due to lower sales volumes, and poor manufacturing operational performance in the Freshbake frozen food business in the United Kingdom resulted in reduced earnings (loss) before interest and taxes of approximately $10 million in fiscal 2000 compared to fiscal 1999;
        - Higher marketing costs of approximately $19 million (including trade marketing related to fiscal 2000 new product introductions of approximately $10 million) also added to the decline;
        - Additional charges of approximately $15 million related to changes in estimates for trade marketing and customer deductions resulting from revised estimates principally for fiscal 1999 and earlier, based on new information following our conversion to new billing and trade marketing systems and processes; and
        - Partially offsetting the declines discussed above were lower selling and administrative expenses approximating $5 million resulting from cost reduction initiatives as well as lower sales volume.

        INTEREST EXPENSE, NET. Interest expense, net, for fiscal 2000 was $50.0 million compared to $43.8 million for fiscal 1999. We incurred higher interest expense in fiscal 2000 as a result of higher interest rates on our bank borrowings and higher interest rates on our bonds issued in June 1999 as compared to the bank borrowings that they replaced.

        TAXES ON EARNINGS. The effective tax rate was 32.3% for fiscal 2000. However, excluding the impact of our special items in fiscal 2000, the effective tax rate was 31.0% for fiscal 2000 compared to an effective tax rate of 36.1% excluding special items in fiscal 1999. The fiscal 2000 rate was lower than the fiscal 1999 rate predominately due to net operating losses incurred that required substantial valuation allowances of state tax loss carryforwards. Although we incurred operating losses in fiscal 2000, we recorded a federal tax credit and the related deferred tax asset.


                                      (15)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL            [VLASIC FOODS INTERNATIONAL LOGO]
CONDITION (CONTINUED)

--------------------------------------------------------------------------------


        We have available federal net operating loss carryforwards of approximately $77 million in the United States of which $24 million, $2 million and $51 million will expire in 2018, 2019 and 2020, respectively. Included in the July 30, 2000 Consolidated Balance Sheet is a deferred tax asset of $16.6 million. This asset relates to our federal net operating loss carryforwards. Realization of this deferred tax asset would require approximately $50 million of future taxable income in the U.S. It is unlikely that ongoing operations will be sufficient to generate such future taxable income. However, as discussed in
Note 3, Going Concern Matters, management is currently in a strategic review process which will likely result in the sale of the Company in whole or in parts. Management believes such a sale is probable and would result in a taxable gain in excess of $50 million. Because such a transaction is not assured, the amount of the deferred tax asset considered realizable could be reduced in the near term if the anticipated transaction results in a lower gain or does not occur.

        LOSS FROM DISCONTINUED OPERATIONS. The divested Vlasic Farms mushroom business has been classified as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The loss from operations of the discontinued business for fiscal 2000 was $(6.7) million compared to a loss from discontinued operations of $(6.5) million in fiscal 1999. During the third quarter of fiscal 2000, the sale of the business closed and we recorded a net gain on the sale of $5.3 million.

FISCAL YEAR ENDED AUGUST 1, 1999 COMPARED TO FISCAL YEAR ENDED AUGUST 2, 1998

        NET SALES. Net sales of $1.2 billion in fiscal 1999 decreased approximately 4.0% from net sales in fiscal 1998. Excluding sales from the divested Kattus and Swift-Armour businesses, net sales were even in fiscal 1999 compared to fiscal 1998. Our core Swanson U.S.and Vlasic businesses experienced an increase in net sales of approximately 2.2% and 8.4%, respectively, from the prior year, while our international business in the United Kingdom suffered an overall decrease in net sales year on year.

        COST OF PRODUCTS SOLD. Cost of products sold as a percentage of net sales decreased to 67.8% in fiscal 1999 compared to 70.5% in fiscal 1998 resulting primarily from lower cattle costs in Argentina in fiscal 1999 and cost savings in the Swanson and Vlasic plants.

        MARKETING AND SELLING EXPENSES. Marketing and selling expenses as a percentage of net sales increased in fiscal 1999 to 20.3% from 19.6% in fiscal 1998. This increase was predominately caused by an increase in advertising and greater trade spending resulting from heavier promotions and new product introductions such as Vlasic Hamburger Stackers and the relaunch of the Swanson frozen fried chicken line. Partially offsetting this increase was lower selling costs in fiscal 1999 compared to fiscal 1998.

        ADMINISTRATIVE EXPENSES. Administrative expenses as a percentage of net sales decreased slightly in fiscal 1999 to 4.8% from 4.9% in fiscal 1998. Increased expenses as we reached a completed infrastructure staffing level were mostly offset by a significant reduction in incentive based program expense.

        RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses as a percentage of net sales remained unchanged in fiscal 1999 compared to fiscal 1998.

        OTHER EXPENSE (INCOME). Other expense in fiscal 1999 is principally goodwill amortization. Other income in fiscal 1998 included a gain on a fire insurance settlement, which was partially offset by expenses pertaining to a Campbell-related long term incentive program that ended in fiscal 1998.

        SPECIAL ITEMS. During fiscal 1999, special items of $132.3 million were recorded which included the following:

        - the $137.7 million non-cash loss (with no associated tax impact) associated with the divestiture of our Swift-Armour Argentine beef business partially offset by the $3.2 million (with no associated tax impact) gain on the divestiture of our Kattus business; and
        -   the fourth quarter fiscal 1999 restructuring charge of $1.0 million
            (with no associated tax impact) related to administrative staff reductions in the United Kingdom partially offset by a $3.2 million benefit ($2.0 million after-tax) from completion of the fiscal 1998 restructuring program at amounts less than originally planned.

        During fiscal 1998, special items of $42.1 million were recorded which included third quarter fiscal 1998 restructuring charges of $27.7 million ($21.5 million after-tax) and the fourth quarter fiscal 1998 impairment loss of $14.4 million (with no associated tax impact) related to the Kattus business. Special items are more fully described below under the heading "Special Items".


                                      (16)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL            [VLASIC FOODS INTERNATIONAL LOGO]
CONDITION (CONTINUED)

--------------------------------------------------------------------------------


        EARNINGS (LOSS) BEFORE INTEREST AND TAXES FROM CONTINUING OPERATIONS. The loss before interest and taxes from continuing operations in fiscal 1999 was $(56.3) million compared to earnings of $15.2 million in fiscal 1998. Excluding the fiscal 1999 and 1998 special items discussed above, earnings before interest and taxes from continuing operations were $76.0 million, or 6.4% of net sales in fiscal 1999, compared to $57.3 million, or 4.6% of net sales in fiscal 1998. The net increase from fiscal 1998 was driven by:

        - improvements in Argentine cattle costs experienced in fiscal 1999 compared to fiscal 1998;
        -   lower incentive based expenses in fiscal 1999; and
        - reduction of the one-time costs from $17.5 million incurred in fiscal 1998 to $7.0 million in fiscal 1999.

        These increases were partially offset by increased marketing and advertising costs in fiscal 1999.

        INTEREST EXPENSE, NET. Interest expense, net, for fiscal 1999 was $43.8 million. The historical financial statements for fiscal 1998 reflected minimal interest expense prior to the spin-off as there was no allocation of interest expense on Campbell's net investment. Subsequent to the spin-off, interest expense included interest on the $500 million of debt assumed from Campbell as well as the $60 million incurred to repay certain intercompany payables representing advances from Campbell to Vlasic's subsidiaries. We believe that pro forma earnings, reflecting pro forma interest expense for the spin-off, provide more meaningful comparisons. Assuming that the spin-off had been consummated as of the beginning of fiscal 1998, pro forma net interest expense would have been approximately $38.6 million for fiscal 1998. We incurred higher interest expense in fiscal 1999 as a result of certain costs related to the amended bank facility, higher average debt balances and higher interest rates.

        TAXES ON EARNINGS. Included in taxes on earnings for fiscal 1999 was $7.0 million for the impact of the repatriation of foreign dividends. Excluding the impact of our special items and the $7.0 million tax charge related to dividend repatriation, the effective tax rate was 36.1% in fiscal 1999. For fiscal year 1998, we had an effective tax rate of 42.1% excluding special items. The fiscal 1999 tax rate was lower than the fiscal 1998 tax rate principally due to losses in Germany for which no tax benefit was available in fiscal 1998.

        EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS. The loss from operations of the discontinued business for fiscal 1999 was $(6.5) million, compared to earnings from discontinued operations of $4.6 million in fiscal 1998. The fiscal 1999 loss was due to poor mushroom yields, higher costs and reduced contract sales.

        CUMULATIVE EFFECT OF ACCOUNTING CHANGE. In the second quarter of fiscal 1998, we recorded the cumulative effect of an accounting change of a charge of $0.6 million, after tax, for the adoption of the Emerging Issues Task Force
(EITF) Issue 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation."

SPECIAL ITEMS

        A special charge of $1.5 million ($1.0 million after-tax) was recorded in the second quarter of fiscal 2000 associated with reductions in the United States headquarters workforce. This restructuring program was designed to streamline the organization and reflects the need for a smaller infrastructure. In the fourth quarter of fiscal 2000, it was estimated that $0.3 million ($0.2 million after-tax) of the original reserve would not be utilized due to higher than anticipated voluntary employee turnover. Accordingly, this amount was reversed and recorded as a Special item on the Statement of Operations. The $1.2 million charge ($0.8 million after-tax) represents severance and employee benefit costs that will be paid in cash. As of July 30, 2000, 21 individuals have been severed. This restructuring program is substantially complete.

        A special charge of $1 million (with no associated tax impact) was recorded in the fourth quarter of fiscal 1999 associated with administrative staff reductions in the United Kingdom. This restructuring program was designed to align fixed employee costs with the needs of the SonA and Freshbake businesses. There were 40 individuals severed as part of this program and the $1 million charge represented severance and employee benefit costs that were paid in cash. This restructuring program was completed in the third quarter of fiscal 2000.

        During the third quarter of fiscal 1999 we entered into a divestiture agreement to sell our Argentine beef business, Swift-Armour. The sale closed in July 1999. The sale price was $85 million and the net proceeds were used to repay a portion of the indebtedness outstanding under our senior credit facility. The net charge to fiscal 1999 earnings related to this divestiture was


                                      (17)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL            [VLASIC FOODS INTERNATIONAL LOGO]
CONDITION (CONTINUED)

--------------------------------------------------------------------------------


$137.7 million (with no associated tax impact). During the third quarter of fiscal 1999, we recorded as a Special item a $140.0 million charge to reduce the carrying value of the Argentine beef assets held for sale to their fair value based on the estimated sale price less the estimated costs to sell. Since the assets were written-down to their estimated fair value and in accordance with accounting standards, we excluded $2.7 million of depreciation and amortization expense from fourth quarter fiscal 1999 earnings. Additionally in the fourth quarter of fiscal 1999, we recognized a $2.3 million benefit (with no associated tax impact) on the final closing of the sale as a Special item in the Statement of Operations because certain costs were lower than originally estimated. The SAFRA trademark and equipment acquired during the second quarter of fiscal 1998 were included in the divestiture. In the fourth quarter of fiscal 2000, we recognized a $0.3 million benefit (with no associated tax impact) because certain costs were lower than originally estimated.

        Special items of $42.1 million ($35.9 million after-tax) were recorded in fiscal 1998. A special charge of $27.7 million ($21.5 million after-tax) was recorded in the third quarter of fiscal 1998 to cover the costs of a restructuring program. The restructuring program was designed to improve operational efficiency by exiting certain U.S. and European administrative offices and production facilities. The restructuring program provided for the reduction of our worldwide workforce by approximately 425 full-time administrative and operational positions. In September 1998 we sold our Peterlee frozen foods facility in the United Kingdom. Additionally during November 1998, we commenced closing our seasonal pickle plant in Bridgeport, Michigan. The plant employed approximately 25 full time workers and an additional 375 seasonal workers from May through September. The restructuring charge included approximately $11.3 million in cash charges primarily related to severance and employee benefit costs. The balance of the restructuring charge, amounting to $16.4 million, related to non-cash charges for losses on the disposition of plant assets. This program was completed during the third quarter of fiscal 1999. Third quarter fiscal 1999 results included a $3.2 million benefit ($2.0 million after-tax) recorded as a Special item in the Statement of Operations resulting from completion of the fiscal 1998 restructuring plan at amounts less than originally planned. The fiscal 1998 restructuring program resulted in approximately $7 million in aggregate savings in fiscal 1999 primarily from reductions in plant overhead and depreciation and employee salaries and benefits.

        During the fourth quarter of fiscal 1998, we designed and began to implement a program to pursue asset reduction and cost improvement opportunities. As part of that plan, we decided to sell our Kattus business in Germany and began to actively seek buyers. The carrying value of the assets held for sale was reduced to fair value based on estimates of selling values less costs to sell. Fourth quarter fiscal 1998 earnings reflected a $14.4 million special charge (with no associated tax benefit) to reduce assets held for sale to fair value of which approximately $10 million represented a charge for goodwill impairment with the balance of the charge recorded against the other long-lived assets. In January 1999, we sold the business for a gain on sale of $3.2 million (with no associated tax impact) that is recorded on the Special items line of our Statement of Operations in fiscal 1999. In fiscal 2000, a benefit of $1.3 million (with no associated tax impact) was recognized resulting from the favorable resolution of certain matters related to the divested Kattus business.


RESULTS BY SEGMENT

        Beginning with our financial statements issued for the six months ended January 30, 2000, we restated our segment reporting structure as a result of the divestiture of three businesses and to align with changes to our internal structure. We have four segments that are organized based upon similar economic characteristics, manufacturing processes, marketing strategies and distribution channels. The FROZEN FOODS segment consists of Swanson frozen foods in the United States and Canada and contract manufacturing of primarily frozen foodservice products in the United States. The GROCERY PRODUCTS segment includes Vlasic retail and foodservice pickles and condiments and Open Pit barbecue sauce in the United States. The UNITED KINGDOM OPERATIONS segment includes Freshbake frozen foods and SonA and Rowats pickles, canned beans and vegetables in the United Kingdom. Results for the Freshbake frozen foods and SonA and Rowats businesses had previously been in the Frozen Foods and Grocery Products segments. The DIVESTED BUSINESSES segment includes the aggregated results from the Kattus gourmet foods distribution business in Germany (which was sold in January 1999) and the Swift-Armour Argentine beef business (which was sold in July 1999), that were previously in the Grocery Products and Agricultural Products segments. With the divestitures of Swift-Armour and Vlasic Farms, we eliminated the Agricultural Products segment and reclassified contract manufacturing of frozen foodservice products into the Frozen Foods segment. The Vlasic Farms mushroom business has been classified as a discontinued operation and excluded from segment information. General corporate expenses and assets had previously been allocated to the segments. We evaluate segment performance based on earnings before interest and taxes. The corresponding items of segment information for all periods presented have been restated.


                                      (18)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL            [VLASIC FOODS INTERNATIONAL LOGO]
CONDITION (CONTINUED)

--------------------------------------------------------------------------------


        The following table sets forth certain segment information for the fiscal years indicated (in thousands):

                                                           2000             1999             1998
                                                        ----------       ----------       ----------
Net Sales
    Frozen Foods                                        $  480,078       $  506,927       $  507,388
    Grocery Products                                       287,274          303,524          285,647
    United Kingdom Operations                              134,212          156,163          176,918
    Divested Businesses                                         --          221,657          267,341
                                                        ----------       ----------       ----------
      Total                                             $  901,564       $1,188,271       $1,237,294
                                                        ==========       ==========       ==========

Earnings (Loss) Before Interest and Taxes
from Continuing Operations
    Frozen Foods                                        $   10,719       $   40,117       $   35,978
    Grocery Products                                         6,899           35,611           15,129
    United Kingdom Operations                               (2,521)           6,122           (5,052)
    Divested Businesses                                      1,622         (127,946)         (22,293)
    Unallocated Corporate Expenses                          (9,027)         (10,173)          (8,546)
                                                        ----------       ----------       ----------
      Total                                             $    7,692       $  (56,269)      $   15,216
                                                        ==========       ==========       ==========


FISCAL YEAR ENDED JULY 30, 2000 COMPARED TO FISCAL YEAR ENDED AUGUST 1, 1999

        Net sales of the frozen foods segment decreased 5.3% to $480.1 million in fiscal 2000 compared to fiscal 1999. The decrease in net sales was driven principally by a 4% decline in consumption in our Swanson U.S. business as a result of increased competition. Sales of contract manufactured foodservice products also declined approximately 10%. This segment's earnings before interest and taxes were $10.7 million in fiscal 2000 compared to $40.1 million in fiscal 1999. The decrease in earnings resulted from lower Swanson U.S. sales, marketing costs related to new product introductions and higher other trade marketing costs.

        Net sales of the grocery products segment decreased 5.4% to $287.3 million in fiscal 2000 compared to fiscal 1999. The decrease was primarily driven by unfavorable product mix in Vlasic retail pickles. Open Pit sales also declined as shipments to retailers were less than consumption. Sales of foodservice pickles increased approximately 22%. Consumption levels in Vlasic pickles and Open Pit increased approximately 3% and 4%, respectively, compared to last year. This segment's earnings before interest and taxes decreased to $6.9 million in fiscal 2000 from $35.6 million in fiscal 1999 due to the unfavorable sales mix and higher marketing expenses in Vlasic retail pickles as well as lower net sales and higher marketing in Open Pit.

        Net sales of the United Kingdom operations segment decreased 14.1% to $134.2 million in fiscal 2000 compared to fiscal 1999. The decrease in net sales was attributable to increased competition that impacted both selling price and volume. This segment's loss before interest and taxes was $(2.5) million in fiscal 2000 compared to earnings before interest and taxes of $6.1 million in fiscal 1999. Excluding a $1 million credit in special items related to this segment in fiscal 1999, this segment's earnings before income and taxes was $5.1 million. The decline in fiscal 2000 earnings compared to fiscal 1999 was primarily due to lower sales and pricing pressures as a result of intense competition, as well as manufacturing inefficiencies.

        The divested businesses segment included net sales in fiscal 1999 and 1998 from the Kattus and Argentine beef businesses which were sold in January 1999 and July 1999, respectively.

FISCAL YEAR ENDED AUGUST 1, 1999 COMPARED TO FISCAL YEAR ENDED AUGUST 2, 1998

        Net sales of the frozen foods segment was relatively unchanged in fiscal 1999 compared to fiscal 1998. A modest increase in Swanson U.S. customer sales, attributable to the re-launch of our fried chicken products and increased marketing efforts, was offset by declines in net sales of frozen foodservice products under the contract manufacturing agreement. The segment's earnings before interest and taxes were $40.1 million in fiscal 1999 compared to $36.0 million in fiscal 1998. Excluding the impact of special items recorded in fiscal 1999 and 1998, earnings before interest and taxes for the segment were $40.1 million and $37.5 million, respectively, an increase of 6.9%.

        Net sales of the grocery products segment increased 6.3% to $303.5 million in fiscal 1999 compared to fiscal 1998. This increase was primarily driven by increased sales in our core Vlasic pickles business. The segment's earnings before interest and taxes were $35.6 million for fiscal 1999 compared to $15.1 million in fiscal 1998. Excluding the impact of special items in fiscal


                                      (19)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL            [VLASIC FOODS INTERNATIONAL LOGO]
CONDITION (CONTINUED)

--------------------------------------------------------------------------------


1999 and 1998, earnings before interest and taxes for this segment were $34.5 million and $28.8 million, respectively, an increase of 19.7%. This improvement was attributable to sales growth in our Vlasic pickles business in fiscal 1999 partially offset by greater marketing and advertising costs in fiscal 1999, and charges incurred in fiscal 1998 associated with start-up costs of new technology at our pickle plants.

        Net sales of the United Kingdom operations decreased 11.7% to $156.2 million in fiscal 1999 compared to fiscal 1998 principally due to a decline in case volumes, lower selling prices and a lack of major new product introductions. The segment's earnings before interest and taxes were $6.1 million for fiscal 1999 compared to a loss before interest and taxes of $(5.1) million in fiscal 1998. Excluding the impact of special items in fiscal 1999 and 1998, earnings before interest and taxes for the segment were $5.0 million and $6.0 million, respectively.


LIQUIDITY AND CAPITAL RESOURCES

        In connection with the spin-off, we incurred incremental debt of approximately $560 million under a five-year $750 million unsecured revolving credit facility, consisting of $500 million indebtedness assumed from Campbell and $60 million incurred to repay certain intercompany payables representing advances from Campbell to subsidiaries of Vlasic.

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

        The senior credit facility consists of (1) a senior secured term loan in a principal amount of $100 million and (2) senior secured revolving credit commitments providing for revolving loans, initially in the aggregate amount of up to $550 million. The senior credit facility has a final maturity date of February 20, 2003. We are required to make mandatory prepayments on the senior credit facility and permanently reduce revolving credit commitments under certain circumstances, including upon certain asset sales, issuance of debt securities, issuance of equity securities and receipt of casualty proceeds which includes property insurance proceeds and condemnation awards. At our option, subject to certain requirements, loans may be prepaid in whole or in part. As a result of the application of the net proceeds from the sale of our senior subordinated notes in fiscal 1999 and the divestiture of our Swift-Armour Argentine beef business in fiscal 1999, the amount available to be borrowed under the revolving credit commitments was permanently reduced to $279 million. In conjunction with the sale of our Vlasic Farms mushroom business in the third quarter fiscal 2000 (see Note 5), a portion of the net proceeds received was used to reduce amounts outstanding under our revolving credit facility and the revolving credit commitment was permanently reduced by $37.8 million. In February 2000, we also made an additional voluntary reduction to the revolving credit commitment of $16.2 million, as we did not anticipate requiring the additional liquidity. As a result, the amount available to be borrowed under the revolving credit commitments was permanently reduced to $225 million. The amount available was reduced to $223.5 million subsequent to year-end. Under the revolving credit facility, the maximum amount of borrowings available is equal to the revolving credit commitment less any outstanding revolving loans.

        As discussed below, we have received a waiver under the senior credit facility for violations of certain covenants which extend through February 28, 2001. A condition of the waiver received includes repayment in full of the indebtedness outstanding under the senior credit facility by the expiration of the waiver, or if there is a Standstill Period (as defined and discussed below), the Standstill Period, or a penalty of $1.5 million will be incurred. Borrowings under the senior credit facility bear interest at rates that, at our option, vary with the prime rate, CD rate, LIBOR or money market rates plus applicable credit margins. The average interest rate at July 30, 2000 was 10.04%. We are obligated to pay a facility fee of 0.5% on the credit exposure of the banks. Because we were not in compliance with certain financial covenants and because mutually acceptable documentation of the June 28, 2000 waiver discussed below was not complete, no further borrowings were available at July 30, 2000. Documentation was completed August 10, 2000 and borrowings of up to $35 million then became available. However, there were no needed borrowings at July 30, 2000 because we had sufficient cash balances.

        The senior credit facility and our senior subordinated debt described above, contain a number of significant covenants that, among other things, restrict our ability to engage in mergers and sales of assets, create liens on our assets, incur additional indebtedness, make investments and acquisitions, or engage in transactions with our subsidiaries and affiliates. In addition, under the senior credit facility, we are required to comply with specified ratios and tests, including maximum debt/EBITDA ratio, minimum fixed charge coverage ratio, minimum sales and minimum net worth and a limitation on capital expenditures. A breach of any of these covenants could result in a default under our debt agreements.


                                      (20)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL            [VLASIC FOODS INTERNATIONAL LOGO]
CONDITION (CONTINUED)

--------------------------------------------------------------------------------


        As a result of operating losses incurred during the second, third and fourth quarters of fiscal 2000, we were not in compliance with the financial ratio covenants under our senior credit facility; however, we requested and received waivers covering the debt/EBITDA ratio and the fixed charge coverage ratio of the facility through June 28, 2000. The waivers required the payment of a fee, an increase in interest rates, delivery and compliance with a cash budget, and also established a minimum EBITDA test. The waiver also required that the senior credit facility be secured by liens on substantially all U.S. owned real property on or before April 30, 2000. With the addition of the real property liens, the senior credit facility is secured by liens on substantially all of the Company assets.

        On June 28, 2000, the Company executed an amendment of the senior credit facility and waiver through February 28, 2001. The waiver required the payment of a fee, an increase in interest rates, delivery and compliance with a cash budget and also established minimum sales, minimum net worth, and revised capital expenditure limits. The amendment/waiver also provided for usage of up to $35 million of borrowings under the facility for the working capital purposes subject to being in compliance with tests related to the cash budget. The amendment/waiver provides for the funding of the $35 million availability to be made 50% by the bank senior credit facility syndicate and 50% by participation of certain descendants of Dr. John T. Dorrance (Dorrance Family Participants). The Dorrance Family Participants will provide funding to the Company through participation in the senior credit facility bank syndicate by providing $1 of funding for each $1 supplied by the bank syndicate up to a maximum participation of $17.5 million. The Dorrance Family Participants will receive a one-time fee of $350,000, interest of 2% per annum over that otherwise payable under the terms of the senior credit facility, and a fee equal to 5% of the total outstanding shares multiplied by the excess of the closing price of Vlasic common stock (on any date of their choice) over $1.94 per share. The loans provided by the Dorrance Family Participants, together with all fees and accrued interest, are payable February 28, 2001. The Company believes that the terms of the transaction discussed above between the Company and the Dorrance Family Participants, are similar to those that would have been obtained in like transactions with others considering the nature of the transactions and the availability of comparable funding.

        In addition, the amendment/waiver restricts payments of interest on the senior subordinated notes after December 31, 2000, to funds generated other than from operations, asset sales, or borrowings under the senior credit facility. The amendment/waiver also includes provision for an additional fee of $1.5 million to the syndicate if the loans are not paid in full by the expiration of the waiver, or if there is a Standstill Period (as defined and discussed below), the Standstill Period.

        There are three key provisions of the waiver: (1) an escrow deposit to pay the January 2, 2001 interest payment on the senior subordinated notes ("January Interest Payment") must be established by December 28, 2000 and cannot be funded with funds generated from operations or proceeds of asset sales, as is more fully described below; (2) certain events, including the payment in full of our indebtedness outstanding under the senior credit facility, must take place by the expiration of the waiver, or if there is a Standstill Period (as defined and discussed below), the Standstill Period, or else we will be required to pay an additional fee in the amount of $1.5 million to the senior credit facility bank syndicate; and (3) we must comply with certain monthly tests of minimum sales and net worth and maximum capital expenditures. For the complete waiver and related agreements, please see our Form 8-K filed on August 22, 2000.

        A breach of any of the terms and conditions of the waiver, or subsequent breaches of conditions of the senior credit facility not covered by the waiver could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. Although no assurances can be given, we expect that we will be in compliance throughout the period of the current waiver with respect to the financial covenants regarding minimum sales, minimum net worth and capital expenditure limits.

        We are exploring strategic opportunities for the Company, which is likely to result in the sale of the Company in whole or in parts. The investment banking firm of Lazard Freres & Co. has been hired to assist with this strategic review and to solicit bids on our behalf. However, since this process is still on-going, no assurances can be given that any proposed plans and actions can be effectively executed.

        Our ability to operate as a going concern is dependent upon our ability to avoid default under the senior credit facility. Either the process of selling the Company in whole or in parts must be complete by the expiration of the Standstill Period described below and all the loans under the senior credit facility repaid or there must have been sufficient progress demonstrated in the opinion of the senior credit facility bank group so that it extends the current waiver through the expected completion date of the sale process. If the Company is not sold by the expiration of the Standstill Period described below or the waiver has not been extended, there will be an event of default and it is probable that the Company could not raise the funds to pay off all of its debts. However, the Company expects that so long as demonstrable progress satisfactory to the senior credit facility bank group has been made towards the completion of a sale or other transaction pursuant to the strategic review process, funding will be available to make the January Interest Payment.


                                      (21)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL            [VLASIC FOODS INTERNATIONAL LOGO]
CONDITION (CONTINUED)

--------------------------------------------------------------------------------


        Since the present waiver to the senior credit facility expires on February 28, 2001, the indebtedness under the senior credit facility has been classified as a current liability in the Consolidated Balance Sheet at July 30, 2000. Because the Company is not in default of any covenants related to the Senior Subordinated notes that could or would require early repayment of the notes, and does not expect to be in default within the next twelve months, these notes are classified as long term debt at July 30, 2000.

        If the senior subordinated notes interest payment due and payable on January 2, 2001 ("January Interest Payment") is not paid within 30 days of the due date, there would be an event of default which upon a vote of the holders of at least 25% of the senior subordinated notes could cause them to be accelerated.

        The terms of the waiver require the Company to deposit an amount in escrow on or before December 28, 2000 for payment of the January Interest Payment ("Escrow"). The waiver as presently in force precludes the Escrow from being funded with funds generated from operations or proceeds of asset sales. Failure to timely fund the Escrow would cause the waiver to expire on December 28, 2000. In such event, the waiver provides for a "Standstill Period" following expiration of the waiver during which Events of Default would continue to be waived. However, the principal of the bank loans could be accelerated and a "payment blockage notice" could be delivered on the Company preventing it from making the January Interest Payment. The Standstill Period would expire on the later of (a) January 30, 2001 or (b) a forbearance date specified in any agreement by the holders of more than 75% of the outstanding senior subordinated notes to not accelerate the principal of such notes or enforce any other remedies for the enforcement of collection of such notes. The expiration of the Standstill Period would, however, be no later than February 28, 2001.

        Our liquidity needs will be primarily for working capital and interest service requirements on our debt obligations as well as capital expenditures. Capital expenditures for fiscal year 2001 are expected to approximate $20 million. We believe that our capital expenditures for the foreseeable future will be focused on equipment replacement.

        We anticipate being in compliance throughout the waiver period ending February 28, 2001 with respect to the financial covenants regarding minimum sales, minimum net worth and capital expenditure limits. Therefore, we will have access to borrowings under the senior credit facility for working capital, interest (except for the January 2, 2000 senior subordinated notes interest payment as discussed above) and capital expenditures during the waiver period. For a discussion of our liquidity for periods beyond February 28, 2001 is dependent on the outcome of the strategic review process see also "Going Concern Matters" on page 3.


        CASH FLOWS STATEMENT ANALYSIS

        Net cash used in operating activities was $2.7 million in fiscal 2000 compared to net cash provided of $46.0 million in fiscal 1999. The change in cash flows from operations was principally driven by significantly lower earnings excluding special items in fiscal 2000 compared to last year. This was partially offset by a reduction of our accounts receivable resulting from improved collections, lower inventories on hand at year-end and higher accrual balances, offset by lower accounts payable balances related to lower manufacturing activities and shorter vendor terms in fiscal 2000.

        Net cash provided by investing activities was $20.1 million in fiscal 2000 compared to $61.4 million in fiscal 1999. Cash proceeds, net of costs and cash divested, of $38.1 million in fiscal 2000 from the sale of Vlasic Farms, Inc. compared to $20.7 million and $77.7 million from the divestitures of the Kattus and Swift-Armour businesses, respectively, in fiscal 1999. Capital expenditures were $20.3 million in fiscal 2000 compared to $47.3 million in fiscal 1999.

        Net cash used in financing activities of $0.3 million in fiscal 2000 was principally a $13.3 million increase in borrowings under the senior credit facility offset by a decrease in the bank overdraft balance as well as less amounts paid for deferred financing costs in fiscal 2000 compared to fiscal 1999.


        MARKET RISK SENSITIVITY

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

        The information below summarizes our market risk associated with debt obligations and other significant financial instruments outstanding as of July 30, 2000. Fair values included herein have been determined based on quoted market prices.


                                      (22)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL            [VLASIC FOODS INTERNATIONAL LOGO]
CONDITION (CONTINUED)

--------------------------------------------------------------------------------


        The information presented below should be read in conjunction with Note 26 and Note 27 to our historical consolidated financial statements.

        We rely primarily on bank and public bond market borrowings to meet our funding requirements. In the United States, the borrowings are supported by a senior credit facility of $223.5 million. For debt obligations, the table presents principal cash flows (in thousands) and related interest rates by fiscal year of maturity. Capital lease obligations of $0.2 million are not included in the table. Our fixed rate debt is net of unamortized original issue discount of $2.9 million. Variable interest rates disclosed represent the weighted average rates of the portfolio at the period end. For interest rate swaps, the table presents notional amounts and related interest rates by fiscal year of maturity.

                                                Year of Maturity
                                           -------------------------
Debt                                          2003           2009           Total         Fair Value
                                           ----------     ----------     -----------     ------------
Fixed rate                                                $  197,146     $   197,146     $     90,000
Average interest rate                                        10 1/4%
Variable rate                              $  285,200                    $   285,200     $    252,400
Average interest rate                          10.04%
Interest Rate Swaps:
Variable to fixed (1)                      $   50,000                    $    50,000     $      1,331
Average pay rate                                 5.9%
Average receive rate                             6.8%

(1) Hedges U.S. Bank borrowings.

        As of July 30, 2000, we had no forward currency exchange contracts.

        We are exposed to credit loss in the event of non-performance by the counterparties in swap and forward contracts. We minimize our credit risk on these transactions by only dealing with leading, credit-worthy financial institutions having long-term credit ratings of "A" or better and, therefore, do not anticipate non-performance.


SEASONALITY

        Our sales and cash flows are affected by seasonal cyclicality during certain parts of the year. Sales of frozen foods tend to be marginally higher during the winter months. Sales of pickles, relishes and barbecue sauce tend to be higher in the summer months. The majority of pickles are packed during a season extending from May through September. As a result, our inventory levels tend to be higher in the first quarter of the fiscal year which makes our working capital requirements higher in the first quarter, requiring us to draw more heavily on the revolving credit commitments under our senior credit facility.


RECENT DEVELOPMENTS

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement required that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133," which postponed the adoption date of SFAS No. 133. We must adopt the statement beginning fiscal 2001. We anticipate that, due to the limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on our results of operations or financial position.

        In May 2000, the Emerging Issues Task Force (EITF) issued EITF No. 2000-14, "Accounting for Coupons, Rebates and Discounts" that addressed accounting for sales incentives. The Task Force concluded that in accounting for cash sales incentives offered by a manufacturer (for example, coupons to be used at the point of retail sale or mailed in after the retail sale), the manufacturer should recognize the incentive as a reduction of revenue on the later date of the manufacturer's sale to the retailer or the date the offer is made to the public. The reduction of revenues should be measured based on the estimated amount of incentives to be claimed by the ultimate customers. We are currently evaluating the effect that implementation of this pronouncement will have to our financial statements. We must adopt this pronouncement in our fourth quarter of fiscal 2001.


                                      (23)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL            [VLASIC FOODS INTERNATIONAL LOGO]
CONDITION (CONTINUED)

--------------------------------------------------------------------------------


        In September 2000, the EITF reached a final consensus on issued
EITF No.2000-10, "Accounting for Shipping and Handling Revenues and Costs." The Task Force concluded that amounts billed to customers related to shipping and handling should be classified as cost of products sold. Implementation of this standard will result in a reclassification of outbound freight costs from a reduction of net sales to cost of products sold on our Consolidated Statements of Operations. We must adopt this pronouncement in our fourth quarter of fiscal 2001.


FORWARD-LOOKING INFORMATION

        This report and our filings with the Securities and Exchange Commission contain certain forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. We caution readers that any such forward-looking statements made by us or on our behalf are based on our current expectations and beliefs but are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

        - our ability to successfully maintain necessary financing arrangements;
        -   the results of our strategic review process;
        - our ability to utilize our net operating loss carryforwards and realize the related deferred tax asset;
        - our ability to continue to comply with covenants and the terms of the senior credit facility (and any waivers thereto), and the senior subordinated notes;
        - changes in accounting estimates developed in connection with the application of generally accepted accounting principles;
        -   changes in accounting policies and practices;
        - our ability to successfully execute measures and processes and procedures to properly capture and analyze trade marketing spending and customer deductions;
        - our ability to maintain capital expenditures within the forecast limits, which are based on assumptions about infrastructure requirements;
        - issues associated with our business and information systems and embedded technology;
        - the likelihood that Campbell Soup Company will not extend its current contract for frozen foodservice products or that the contract will be extended on terms less than favorable to us;
        - the impact of strong competitive response to our efforts to leverage our brand power with product innovation and new advertising;
        - the inherent risks in the marketplace associated with our products, including uncertainties about trade and consumer acceptance;
        -   changes in prices of raw materials and other inputs;
        - the impact of unforeseen economic and political changes in international markets where we compete;
        - the market risks associated with financial instruments which may be subject to unforeseen economic changes, such as currency exchange rates, interest rates, inflation rates and recessionary trends;
        - our ability to achieve the gains anticipated from our cost productivity programs; and
        - our ability to achieve the forecasted savings related to restructuring programs.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For information with respect to the Quantitative and Qualitative disclosures about market risk, see pages 22 to 23 in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition".


ITEM 8.   FINANCIAL STATEMENTS

        -   Consolidated Statements of Operations for 2000, 1999, and 1998

        -   Consolidated Balance Sheets as of July 30, 2000 and August 1, 1999

        -   Consolidated Statements of Cash Flows for 2000, 1999, and 1998

        - Consolidated Statements of Shareowner's Equity (Deficit) for 2000, 1999, and 1998

        -   Notes to Consolidated Financial Statements

        -   Report of Independent Accountants


                                      (24)

CONSOLIDATED STATEMENTS OF OPERATIONS          [VLASIC FOODS INTERNATIONAL LOGO]

--------------------------------------------------------------------------------
(in thousands, except per share amounts)

                                                                  2000            1999            1998
                                                                52 WEEKS        52 WEEKS        52 WEEKS
                                                               ----------      ----------      ----------
Net sales                                                      $  901,564      $1,188,271      $1,237,294
                                                               ----------      ----------      ----------

Costs and expenses
  Cost of products sold                                           594,531         805,547         872,836
  Marketing and selling expenses                                  242,364         240,796         242,527
  Administrative expenses                                          48,110          56,950          60,162
  Research and development expenses                                 7,739           7,497           7,422
  Other expense (income)                                            1,550           1,436          (2,919)
  Special items                                                      (422)        132,314          42,050
                                                               ----------      ----------      ----------
    Total costs and expenses                                      893,872       1,244,540       1,222,078
                                                               ----------      ----------      ----------

Earnings (loss) before interest and taxes                           7,692         (56,269)         15,216
  Interest expense                                                 51,308          44,521          13,446
  Interest income                                                   1,336             739             388
                                                               ----------      ----------      ----------
Earnings (loss) before taxes                                      (42,280)       (100,051)          2,158
Taxes on earnings                                                 (13,641)         19,772          12,565
                                                               ----------      ----------      ----------
Loss from continuing operations                                   (28,639)       (119,823)        (10,407)
Discontinued operations
  Earnings (loss) from discontinued
   operations, net of tax                                          (6,699)         (6,508)          4,608
  Gain on sale of discontinued operations, net of tax               5,276              --              --
                                                               ----------      ----------      ----------
Loss before cumulative effect of
  accounting change                                               (30,062)       (126,331)         (5,799)
Cumulative effect of accounting change                                 --              --            (600)
                                                               ----------      ----------      ----------
Net loss                                                       $  (30,062)     $ (126,331)     $   (6,399)
                                                               ==========      ==========      ==========

Earnings (loss) per share - basic:
  Loss from continuing operations                              $    (0.63)     $    (2.64)     $    (0.23)
  Earnings (loss) from discontinued operations                 $    (0.03)     $    (0.14)     $     0.10
  Loss from cumulative effect of accounting change             $     0.00      $     0.00      $    (0.01)
                                                               ----------      ----------      ----------
Net loss                                                       $    (0.66)     $    (2.78)     $    (0.14)
                                                               ==========      ==========      ==========

Weighted average shares outstanding - basic                        45,418          45,418          45,371

Earnings (loss) per share - assuming dilution:
  Loss from continuing operations                              $    (0.63)     $    (2.64)     $    (0.23)
  Earnings (loss) from discontinued operations                 $    (0.03)     $    (0.14)     $     0.10
  Loss from cumulative effect of accounting change             $     0.00      $     0.00      $    (0.01)
                                                               ----------     -----------      ----------
Net loss                                                       $    (0.66)     $    (2.78)     $    (0.14)
                                                               ==========      ==========      ==========
  Weighted average shares outstanding - assuming dilution *        45,418          45,418          45,371


* Excludes potentially dilutive shares as the result would be antidilutive.

See accompanying Notes to Consolidated Financial Statements.


                                      (25)

CONSOLIDATED BALANCE SHEETS                    [VLASIC FOODS INTERNATIONAL LOGO]

--------------------------------------------------------------------------------
(in thousands)

                                                                           JULY 30,        AUGUST 1,
                                                                             2000            1999
                                                                          ----------      -----------
Current assets
 Cash and cash equivalents                                                $   24,092      $    11,316
 Restricted cash                                                               9,873               --
 Accounts receivable                                                          55,836           79,746
 Inventories                                                                 129,973          141,933
 Other current assets                                                          3,079           16,246
                                                                          ----------      -----------
  Total current assets                                                       222,853          249,241
                                                                          ----------      -----------
 Plant assets, net                                                           266,347          281,677
 Net assets of discontinued operations                                            --           45,429
 Deferred income taxes                                                        16,193               --
 Other assets, principally intangible assets, net                             76,780           79,582
                                                                          ----------      -----------
  Total assets                                                            $  582,173      $   655,929
                                                                          ==========      ===========
Current liabilities
 Notes payable                                                            $  285,287      $       146
 Payable to suppliers and others                                              51,245           95,207
 Accrued liabilities                                                          60,423           49,280
                                                                          ----------      -----------
  Total current liabilities                                                  396,955          144,633
                                                                          ----------      -----------
Long-term debt                                                               197,230          469,054
Deferred income taxes                                                          3,171           13,429
Other liabilities                                                             44,285           49,214
                                                                          ----------      -----------
  Total liabilities                                                          641,641          676,330
                                                                          ----------      -----------

Shareowners' deficit

 Preferred stock, no par value; authorized 4,000 shares;
  none issued                                                                       --               --
 Common stock, no par value; authorized 56,000 shares;
  issued 45,418 shares at July 30, 2000 and August 1,1999                    137,758          137,758
 Accumulated deficit                                                        (181,508)        (151,446)
 Accumulated other comprehensive loss                                        (15,718)          (6,713)
                                                                          ----------      -----------
  Total shareowners' deficit                                                 (59,468)         (20,401)
                                                                          ----------      -----------
Total liabilities and shareowners' deficit                                $  582,173      $   655,929
                                                                          ==========      ===========




See accompanying Notes to Consolidated Financial Statements.


                                      (26)

CONSOLIDATED STATEMENTS OF CASH FLOWS          [VLASIC FOODS INTERNATIONAL LOGO]

--------------------------------------------------------------------------------
(in thousands)

                                                                                 2000           1999           1998
                                                                              ----------     ----------     ----------
Cash flows from operating activities
  Loss from continuing operations                                             $  (28,639)    $ (119,823)    $  (10,407)
  Non-cash charges (credits) to loss from continuing operations
    Loss on sale of businesses, net                                                   --        134,529         14,400
    Special items                                                                   (422)        (2,215)        27,650
    Depreciation and amortization                                                 31,389         39,313         39,947
    Deferred income taxes                                                        (11,798)        12,834         (4,888)
    Postretirement healthcare benefits                                             2,952          3,428            963
    Other, net                                                                     2,140         (1,263)        (5,211)
  Changes in working capital
    Accounts receivable                                                           22,765        (16,379)       (12,404)
    Inventories                                                                    9,305            677        (18,724)
    Payable to suppliers and others                                              (32,155)         2,959         17,884
    Other current assets and liabilities                                           1,795         (8,063)       (29,522)
                                                                              -----------    ----------     ----------
       Net cash provided by (used in) operating activities                        (2,668)        45,997         19,688
                                                                              -----------    ----------     ----------

Cash flows from investing activities
  Purchases of plant assets                                                      (20,348)       (47,340)       (57,369)
  Sales of plant assets                                                              885          8,777          6,348
  Proceeds from businesses sold                                                   38,149         98,425             --
  Proceeds from insurance recoveries                                               1,801             --          2,814
  Business acquired                                                                   --             --         (6,350)
  Other, net                                                                        (368)         1,521         (1,014)
                                                                              -----------    ----------     ----------
       Net cash provided by (used in) investing activities                        20,119         61,383        (55,571)
                                                                              -----------    ----------     ----------

Cash flows from financing activities
  Borrowings of senior credit facility                                           121,100        214,700         99,000
  Repayment of senior credit facility                                           (107,800)      (499,800)       (42,000)
  Proceeds from bond offering                                                         --        196,962             --
  Repayment of short-term debt and capital lease obligations                        (167)       (12,222)        11,620
  Deferred financing fees                                                         (2,972)       (11,661)            --
  Change in bank overdrafts                                                      (10,416)         3,315        (19,547)
  Issuance of common stock                                                            --            285            519
  Net transactions with Campbell                                                      --             --         (6,500)
                                                                              -----------    ----------     ----------
       Net cash provided by (used in) financing activities                          (255)      (108,421)        43,092
                                                                              -----------    ----------     ----------

  Net cash used in discontinued operations                                        (3,769)        (3,657)           (49)
  Effect of exchange rate changes on cash                                           (651)           (50)           (20)
                                                                              -----------    ----------     ----------
       Net change in cash and cash equivalents                                     12,776        (4,748)         7,140

Cash and cash equivalents - beginning of period                                    11,316        16,064          8,924
                                                                              -----------    ----------     ----------
Cash and cash equivalents - end of period                                     $    24,092    $   11,316     $   16,064
                                                                              ===========    ==========     ==========




See accompanying Notes to Consolidated Financial Statements.


                                      (27)

CONSOLIDATED STATEMENTS                        [VLASIC FOODS INTERNATIONAL LOGO]
OF SHAREOWNERS' EQUITY (DEFICIT)

--------------------------------------------------------------------------------
(in thousands)


                                               Common Stock                            Campbell         Other            Total
                                         -------------------------     Accumulated       Net        Comprehensive     Shareowners'
                                           Shares         Amount         Deficit      Investment         Loss       Equity (Deficit)
                                         ----------     ----------     -----------    ----------    -------------   ---------------
Balance at August 3, 1997                                                             $  633,168     $      (870)     $   632,298
Comprehensive earnings (loss):
 Net earnings prior to spin-off                                                           18,716                           18,716
 Net loss after the spin-off                                           $   (25,115)                                       (25,115)
                                                                                                                      -----------
  Total net loss                                                                                                           (6,399)
 Other comprehensive loss
  Foreign currency translation
    adjustments                                                                                           (4,884)          (4,884)
                                                                                                                      -----------
 Comprehensive loss                                                                                                       (11,283)
Net transactions with Campbell as of
 the spin-off date:
 Assumption of debt, pension and
    postretirement obligations and net
    deferred tax liabilities                                                            (514,930)                        (514,930)
 Contribution to capital of remaining
  Campbell net investment                               $  136,954                      (136,954)                              --
Issuance of shares of common stock
 in connection with the spin-off             45,371
Issuance of shares of common stock as
 a result of exercised stock options             33            519                                                            519
                                         ----------     ----------     -----------    ----------     -----------      -----------
Balance at August 2, 1998                    45,404        137,473         (25,115)   $       --          (5,754)         106,604
                                                                                      ==========

Comprehensive loss:
 Net loss                                                                 (126,331)                                      (126,331)
 Other comprehensive loss
  Foreign currency translation
    adjustments                                                                                             (282)            (282)
  Reclassification adjustment for
    business sold                                                                                           (677)            (677)
                                                                                                                      -----------
 Comprehensive loss                                                                                                      (127,290)

Issuance of shares of common stock as
 a result of exercised stock options             14            285                                                            285
                                         ----------     ----------     -----------                   -----------      -----------
Balance at August 1, 1999                    45,418        137,758        (151,446)                       (6,713)         (20,401)


Comprehensive loss:
 Net loss                                                                  (30,062)                                       (30,062)
 Other comprehensive loss
  Foreign currency translation
    adjustments                                                                                           (9,005)          (9,005)
                                                                                                                      -----------
  Comprehensive loss                                                                                                      (39,067)
                                         ----------     ----------     -----------                   -----------      -----------
Balance at July 30, 2000                     45,418     $  137,758     $ (181,508)                   $   (15,718)     $   (59,468)
                                         ==========     ==========     ===========                   ===========      ===========




See accompanying Notes to Consolidated Financial Statements.


                                      (28)

NOTES TO CONSOLIDATED FINANCIAL                [VLASIC FOODS INTERNATIONAL LOGO]
STATEMENTS

--------------------------------------------------------------------------------
(in thousands, except per share amounts)


1.   VLASIC FOODS INTERNATIONAL SPIN-OFF FROM CAMPBELL SOUP COMPANY

     On March 30, 1998, Campbell distributed one share of Vlasic common stock to shareowners of Campbell for every ten shares of Campbell capital stock held at the record date in a tax-free distribution (the "spin-off"). At the time of the spin-off, we began operations as a separate independent publicly-owned company. In connection with the spin-off, Campbell contributed the following businesses:
Swanson frozen foods in the United States and Canada, Vlasic retail and foodservice pickles and condiments in the United States, Open Pit barbecue sauce in the United States, Campbell's mushrooms in the United States, Freshbake and non-branded frozen foods and SonA and Rowats pickles and beans in the United Kingdom, Swift and non-branded processed beef in Argentina and Kattus gourmet foods distribution in Germany. Our historical financial statements at dates and for periods ended prior to the date of the spin-off present the combined historical financial position, results of operations and cash flows of these businesses. We sold the Kattus business in January 1999 and sold our Argentine beef business, Swift-Armour, in July 1999. The mushroom business was sold during the third quarter of fiscal 2000 and has been treated as a discontinued operation. Prior to the spin-off, the businesses contributed by Campbell had been separately managed within multiple Campbell business divisions.

     In connection with the spin-off, we incurred debt of approximately $560 million under a five-year $750 million unsecured revolving credit facility, consisting of $500 million of indebtedness assumed from Campbell and $60 million incurred to repay certain intercompany payables representing advances from Campbell to subsidiaries of Vlasic. On a historical basis, we were not allocated any amount of Campbell's debt and our historical financial statements prior to the spin-off do not reflect the interest expense associated with the debt incurred in connection with the spin-off.

     For periods prior to the spin-off, our historical financial statements reflect expenses allocated by Campbell for selling, general and administrative services (including finance, legal, information technology, research and development, benefits, facilities and shared sales and distribution support). Such expenses were allocated based on net sales, utilization or other methods. The allocated expenses for these services are not necessarily indicative of the expenses that we would have incurred had we been a separate, independent entity that managed these functions.

     See also Note 3, "Going Concern Matters".


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CONSOLIDATION. The consolidated financial statements include the accounts of Vlasic Foods International Inc. and its wholly-owned subsidiaries. Significant intercompany transactions have been eliminated in consolidation.

     FISCAL YEAR. Our fiscal year ends on the Sunday nearest July 31. There were 52 weeks in fiscal 2000, fiscal 1999 and fiscal 1998. Certain fiscal years may have 53 weeks.

     CASH AND CASH EQUIVALENTS. All highly liquid debt instruments purchased with an initial maturity of three months or less are classified as cash equivalents.

     INVENTORIES. Substantially all domestic inventories are valued at the lower of cost or market, with cost determined by the last-in, first-out method. Other inventories are valued at the lower of average cost or market.

     PLANT ASSETS. Plant assets are stated at historical cost. Alterations and major overhauls which extend the lives or increase the capacity of plant assets are capitalized. The amounts for property disposals are removed from plant asset and accumulated depreciation accounts and any resultant gain or loss is included in earnings. Ordinary repairs and maintenance are charged to operating costs.

     DEPRECIATION. Depreciation provided in costs and expenses is calculated using the straight-line method. Buildings and machinery and equipment are depreciated over periods not exceeding 45 years and 15 years, respectively. Accelerated methods of depreciation are used for income tax purposes in certain jurisdictions.

     LONG-LIVED ASSETS. Intangible assets consist principally of excess purchase price over net assets of businesses acquired and trademarks, and are amortized on a straight-line basis over periods not exceeding 40 years. The recoverability of plant assets and intangibles is periodically reviewed based principally on an analysis of cash flows.


                                      (29)

NOTES TO CONSOLIDATED FINANCIAL                [VLASIC FOODS INTERNATIONAL LOGO]
STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
(in thousands, except per share amounts)


     REVENUE RECOGNITION. Revenue from product sales is recognized upon completed delivery of the shipment to our customers at which point title is transferred. This completes the revenue-earning process, specifically that an arrangement exists, delivery has occurred, the price is fixed and collectibility is reasonably assured. Provisions for discounts and rebates to customers, and returns and other adjustments are provided for in the same period the related sales are recorded.

     TRADE MARKETING EXPENSE. Trade marketing expense is comprised of amounts paid to retailers for programs designed to promote our products. These costs include standard introductory allowances for new products. They also include the cost of in-store product displays, feature pricing in retailers' advertisements and other temporary price reductions. These programs are offered to our customers both in fixed and variable (rate per case) amounts. The ultimate cost of these programs depends on retailer performance and is the subject of significant management estimates. We record as expense the estimated ultimate cost of the program in the year during which the program occurs.

     ADVERTISING. Advertising costs include the cost of working media (advertising on television, radio or in print), the cost of producing advertising, and the cost of coupon insertion and distribution. Working media and coupon insertion and distribution costs are expensed in the period the advertising is run or the coupons are distributed. The cost of producing advertising is expensed as of the first date the advertisements takes place. Advertising included in marketing and selling expenses was $15,379 in fiscal 2000, $19,921 in fiscal 1999 and $16,230 in fiscal 1998. There were no amounts of advertising included in assets on the Consolidated Balance Sheets.

     EARNINGS PER SHARE. Earnings per share have been calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." For fiscal 1998, weighted average shares outstanding assuming dilution exclude 513 shares relating to outstanding stock option grants as the result would be antidilutive.

     RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform to fiscal 2000 presentation. These changes had no impact on previously reported results of operations or shareowners' deficit.

     USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.   GOING CONCERN MATTERS

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note 26, we have significant borrowings which require, among other things, compliance with certain financial ratios, specifically a debt/EBITDA ratio and a fixed charge coverage ratio, on a quarterly basis. As a result of operating losses incurred during the second, third, and fourth quarters in fiscal 2000, we were not in compliance with the financial ratio covenants under our senior credit facility; however, we requested and received a waiver through February 28, 2001 in consideration for the payment of a fee and an increase in interest rates. There are three key provisions of the waiver: (1) an escrow deposit to pay the January 2, 2001 interest payment on the senior subordinated notes ("January Interest Payment") must be established by December 28, 2000 and cannot be funded with funds generated from operations or proceeds of asset sales, as is more fully described below; (2) certain events, including the payment in full of our indebtedness outstanding under the senior credit facility, must take place by the expiration of the waiver, or if there is a Standstill Period (as defined and discussed below), the Standstill Period, or else we will be required to pay an additional fee in the amount of $1.5 million to the senior credit facility bank syndicate; and (3) we must comply with certain monthly tests of minimum sales and net worth and maximum capital expenditures.

     If the January Interest Payment is not paid within 30 days of the due date, there would be an event of default which upon a vote of the holders of at least 25% of the senior subordinated notes could cause them to be accelerated.


                                      (30)

NOTES TO CONSOLIDATED FINANCIAL                [VLASIC FOODS INTERNATIONAL LOGO]
STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
(in thousands, except per share amounts)


     The terms of the waiver require the Company to deposit an amount in escrow on or before December 28, 2000 for payment of the January Interest Payment ("Escrow"). The waiver as presently in force precludes the Escrow from being funded with funds generated from operations or proceeds of asset sales. Failure to timely fund the Escrow would cause the waiver to expire on December 28, 2000. In such event, the waiver provides for a "Standstill Period" following expiration of the waiver during which Events of Default would continue to be waived. However, the principal of the bank loans could be accelerated and a "payment blockage notice" could be delivered on the Company preventing it from making the January Interest Payment. The Standstill Period would expire on the later of (a) January 30, 2001 or (b) a forbearance date specified in any agreement by the holders of more than 75% of the outstanding senior subordinated notes to not accelerate the principal of such notes or enforce any other remedies for the enforcement of collection of such notes. The expiration of the Standstill Period would, however, be no later than February 28, 2001.

     A breach of any of the terms and conditions of the waiver, or subsequent breaches of conditions of the senior credit facility not covered by the waiver could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. Although no assurances can be given, we expect that we will be in compliance throughout the period of the current waiver with respect to the financial covenants regarding minimum sales, minimum net worth and capital expenditure limits.

     We are exploring strategic opportunities for the Company, which is likely to result in the sale of the Company in whole or in parts. The investment banking firm of Lazard Freres & Co. has been hired to assist with this strategic review and to solicit bids on our behalf. However, since this process is still on-going, no assurances can be given that any proposed plans and actions can be effectively executed.

     Our ability to operate as a going concern is dependent upon our ability to avoid default under the senior credit facility. Either the process of selling the Company in whole or in parts must be complete by the expiration of the Standstill Period described above and all the loans under the senior credit facility repaid or there must have been sufficient progress demonstrated in the opinion of the senior credit facility bank group so that it extends the current waiver through the expected completion date of the sale process. If the Company is not sold by the expiration of the Standstill Period described above or the waiver has not been extended, there will be an event of default and it is probable that the Company could not raise the funds to pay off all of its debts. However, the Company expects that so long as demonstrable progress satisfactory to the senior credit facility bank group has been made towards the completion of a sale or other transaction pursuant to the strategic review process, funding will be available to make the January Interest Payment.

4.   DIVESTED BUSINESSES

     During the third quarter of fiscal 1999 we entered into a divestiture agreement to sell our Argentine beef business, Swift-Armour. The sale closed in July 1999. The sale price was $85 million and the net proceeds were used to repay a portion of the indebtedness outstanding under our senior credit facility. The net charge to fiscal 1999 earnings related to this divestiture was $137,729. During the third quarter of fiscal 1999 we recorded as a special item a $140,000 charge to reduce the carrying value of the Argentine beef assets held for sale to their fair value based on the estimated sale price less the estimated costs to sell. Since the assets were written-down to their estimated fair value and in accordance with accounting standards, we excluded $2,739 of depreciation and amortization expense from fourth quarter fiscal 1999 earnings. Additionally in the fourth quarter of fiscal 1999, we recognized a benefit of $2,271 on the final closing of the sale as a Special item on the Statement of Operations. The SAFRA trademark and equipment acquired during the second quarter of fiscal 1998 were included in the divestiture. In fiscal 2000, we recognized a benefit of $317 as a Special item on the Statement of Operations because certain costs were lower than originally estimated.

     In the fourth quarter of 1998, we recorded a $14,400 special charge to reduce the Kattus assets held for sale to fair value. We sold the Kattus business in January 1999 for a gain on sale of $3,200 that is recorded on the Special items line on the Statement of Operations. In fiscal 2000, a benefit of $1,305 was recognized resulting from the favorable resolution of certain matters related to the divested Kattus business.


                                      (31)

NOTES TO CONSOLIDATED FINANCIAL                [VLASIC FOODS INTERNATIONAL LOGO]
STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
(in thousands, except per share amounts)


5.   DISCONTINUED OPERATIONS

     In an effort to focus on our core "Vlasic" and "Swanson" businesses and to pay down debt, we sold Vlasic Farms, Inc., our fresh mushroom business to Money's Mushrooms Ltd. on January 31, 2000. The sale price was $50,000, less post-closing purchase price adjustments amounting to $4,751 that were paid from our general cash account in July 2000. The net proceeds, net of transaction closing costs and amounts held on deposit to cover certain future costs related to the transaction, were used to repay a portion of the indebtedness outstanding under our senior credit facility. Funds of $7,100 were held on deposit for the anticipated purchase price adjustments, severance payments and certain other indemnified costs and are included in the Restricted cash amounts on the Consolidated Balance Sheet at July 30, 2000. Subsequent to year-end in August 2000, we received $4,751 from the escrow account to reimburse us for the July 2000 disbursement from our general cash account. Any remaining funds held on deposit after payment of the specified items will be used to repay a portion of the indebtedness outstanding under our senior credit facility.

     In accordance with Accounting Principles Board Opinion No. 30 (APB 30), "Reporting the Results of Operations - Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", the results of Vlasic Farms, Inc. have been reported separately as a discontinued operation for all periods presented. The loss from discontinued operations for fiscal 2000 included the results of our mushroom business through December 17, 1999, the date on which our Board of Directors authorized the divestiture (the measurement date). The loss from discontinued operations subsequent to the measurement date through January 30, 2000 (the phase-out period) of $839 was deferred and recorded as a reduction to the net gain on disposal in the third quarter fiscal 2000. Net sales, earnings (loss) before taxes and net earnings (loss) applicable to discontinued operations were as follows:

                                                                       2000             1999             1998
                                                                    ----------       ----------       ----------
Net sales                                                           $   60,717       $  119,715       $  119,980
Earnings (loss) before taxes                                        $  (10,973)      $  (10,480)      $    7,421
Taxes on earnings                                                        4,274            3,972           (2,813)
                                                                    ----------       ----------       ----------
Earnings (loss) from discontinued operations, net of tax            $   (6,699)      $   (6,508)      $    4,608
                                                                    ==========       ==========       ==========
Gain on sale of discontinued operations                             $    8,645
Taxes on gain                                                           (3,369)
                                                                    ----------
Gain on sale of discontinued operations, net of tax                 $    5,276
                                                                    ==========

     The components of net assets of discontinued operations included in the Consolidated Balance Sheet were:

                                                                     August 1, 1999
                                                                     --------------
  Accounts receivable                                                        11,947
  Inventories                                                                 6,698
  Plant assets, net                                                          35,974
  Payable to suppliers and other current liabilities                         (9,190)
                                                                     --------------
    Net assets of discontinued operations                            $       45,429
                                                                     ==============

     Liabilities retained by us included certain indemnified costs, property taxes and medical claims totalling $1,463 and are included in Accrued liabilities on the Consolidated Balance Sheet at July 30, 2000. We also retained a pre-sale projected benefit obligation for pensions of approximately $14,100 and a pre-sale projected benefit obligation for other postretirement benefits of approximately $8,100. The projected benefit obligations for pension and other postretirement benefits are included in our net pension and other postretirement amounts recognized in Note 10.

     In conjunction with the sale we entered into a Transition Services Agreement with the buyers through January 31, 2001, whereby we will continue to perform certain administrative and accounting functions for fees that approximate cost. In fiscal 2000, we received $840 that is included in Other expense (income) on the Statement of Operations.

     We remain contingently liable for workers' compensation claims incurred prior to the sale of the mushroom business of approximately $4,000 in the event that the buyer fails to satisfy this liability.


                                      (32)

NOTES TO CONSOLIDATED FINANCIAL                [VLASIC FOODS INTERNATIONAL LOGO]
STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
(in thousands, except per share amounts)


6.   SPECIAL ITEMS

SPECIAL CHARGES (CREDITS)                                         2000            1999           1998
                                                                ----------     ----------     ----------
Fiscal 2000 restructuring program (Note 7)                      $    1,200     $       --     $       --
Kattus divestiture (Note 4)                                         (1,305)        (3,200)        14,400
Swift-Armour divestiture (Note 4)                                     (317)       137,729             --
Fiscal 1998 restructuring program (Note 7)                              --         (3,215)        27,650
United Kingdom restructuring (Note 7)                                   --          1,000             --
                                                                ----------     ----------     ----------
   Total                                                        $     (422)    $  132,314     $   42,050
                                                                ==========     ==========     ==========

     Also, during the third quarter of fiscal 1999, we recorded a special provision for taxes of $7,000 on the repatriation of foreign dividends (Note 9).

7.   RESTRUCTURING CHARGES

                                                          Loss on Asset        Severance
                                                           Disposition        and Benefits           Other              Total
                                                           -----------        ------------        -----------        -----------
Balance at August 3, 1997                                        5,524               2,920              1,390              9,834
   Restructuring accrual                                        16,400               8,200              3,050             27,650
   Fiscal 1998 spending                                         (7,345)             (4,169)            (1,636)           (13,150)
                                                           -----------        ------------        -----------        -----------
Balance at August 2, 1998                                       14,579               6,951              2,804             24,334
   Restructuring accrual                                            --               1,000                 --              1,000
   Fiscal 1999 spending                                        (13,877)             (4,517)            (2,725)           (21,119)
   Reversal of restructuring charge                               (702)             (2,434)               (79)            (3,215)
                                                           -----------        ------------        -----------        -----------
Balance at August 1, 1999                                           --               1,000                 --              1,000
   Restructuring accrual                                            --               1,500                 --              1,500
   Fiscal 2000 spending                                             --              (1,713)                --             (1,713)
   Reversal of restructuring charge                                 --                (300)                --               (300)
                                                           -----------        ------------        -----------        -----------
Balance at July 30, 2000                                   $        --        $        487        $        --        $       487
                                                           ===========        ============        ===========        ===========

     A special charge of $1,500 ($975 after-tax) was recorded in the second quarter of fiscal 2000 associated with reductions in the United States headquarters workforce. This restructuring program was designed to streamline the organization and reflects the need for a smaller infrastructure. In the fourth quarter of fiscal 2000, it was estimated that $300 ($195 after-tax) of the original reserve would not be utilized due to higher than anticipated voluntary employee turnover. Accordingly, this amount was reversed and recorded as a Special item on the Statement of Operations. The $1,200 net charge ($780 after-tax) represents severance and employee benefit costs that will be paid in cash. As of July 30, 2000, 21 individuals had been severed. This restructuring program is substantially complete.

     A special charge of $1,000 (with no associated tax impact) was recorded in the fourth quarter of fiscal 1999 associated with administrative staff reductions in the United Kingdom. This restructuring program was designed to align fixed employee costs with the needs of the SonA and Freshbake businesses. There were 40 positions eliminated as part of this program and the $1,000 charge represented severance and employee benefit costs that were paid in cash. This restructuring program was completed in the third quarter of fiscal 2000.

     A special charge of $27,650 ($21,450 after-tax) was recorded in the third quarter of fiscal 1998 to cover the costs of a restructuring program. The restructuring program was designed to improve operational efficiency by exiting certain U.S. and European administrative offices and production facilities. The restructuring program provided for the reduction of our worldwide workforce by approximately 425 full-time administrative and operational positions. In September 1998 we sold our Peterlee frozen foods facility in the United Kingdom. Additionally, during November 1998, we commenced closing our seasonal pickle plant in Bridgeport, Michigan. The plant employed approximately 25 full-time workers and an additional 375 seasonal workers from May through September. The restructuring charge included approximately $11,250 in cash charges primarily related to severance and employee benefit costs. The balance of the restructuring charge, amounting to $16,400, related to non-cash charges for losses on the disposition of plant assets. This program was completed during the third quarter of fiscal 1999. Third quarter fiscal 1999 results included a benefit of $3,215 ($2,075 after-tax) recorded as a Special item on the Statement of Operations resulting from completion of the fiscal 1998 restructuring plan at amounts less than originally planned.

     The balance of the restructuring accruals were included in Accrued liabilities on the Consolidated Balance Sheets.


                                      (33)

NOTES TO CONSOLIDATED FINANCIAL                [VLASIC FOODS INTERNATIONAL LOGO]
STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
(in thousands, except per share amounts)


8.   SEGMENT AND GEOGRAPHIC AREA INFORMATION

     Beginning with our financial statements issued for the six months ended January 30, 2000, we restated our segment reporting structure as a result of the divestiture of three businesses and to align with changes to our internal structure. We have four segments that are organized based upon similar economic characteristics, manufacturing processes, marketing strategies and distribution channels. The FROZEN FOODS segment consists of Swanson frozen foods in the United States and Canada and contract manufacturing of primarily frozen foodservice products in the United States. The GROCERY PRODUCTS segment includes Vlasic retail and foodservice pickles and condiments and Open Pit barbecue sauce in the United States. The UNITED KINGDOM OPERATIONS segment includes Freshbake frozen foods and SonA and Rowats pickles, canned beans and vegetables in the United Kingdom. Results for the Freshbake frozen foods and SonA and Rowats businesses had previously been in the Frozen Foods and Grocery Products segments. The DIVESTED BUSINESSES segment includes the aggregated results from the Kattus gourmet foods distribution business in Germany (which was sold in January 1999) and the Swift-Armour Argentine beef business (which was sold in July 1999), that were previously in the Grocery Products and Agricultural Products segments. With the divestitures of Swift-Armour and Vlasic Farms, we eliminated the Agricultural Products segment and reclassified contract manufacturing of frozen foodservice products into the Frozen Foods segment. The Vlasic Farms mushroom business has been classified as a discontinued operation and excluded from segment information. General corporate expenses and assets had previously been allocated to the segments. We evaluate segment performance based on earnings before interest and taxes. The corresponding items of segment information for all periods presented have been restated.

SEGMENT INFORMATION                                              2000              1999              1998
                                                              ----------        ----------        ----------
Net Sales
   Frozen Foods                                               $  480,078        $  506,927        $  507,388
   Grocery Products                                              287,274           303,524           285,647
   United Kingdom Operations                                     134,212           156,163           176,918
   Divested Businesses                                                --           221,657           267,341
                                                              ----------        ----------        ----------
     Total                                                    $  901,564        $1,188,271        $1,237,294
                                                              ==========        ==========        ==========

Earnings (Loss) Before Interest and Taxes
from Continuing Operations
   Frozen Foods                                               $   10,719        $   40,117        $   35,978
   Grocery Products                                                6,899            35,611            15,129
   United Kingdom Operations                                      (2,521)            6,122            (5,052)
   Divested Businesses                                             1,622          (127,946)          (22,293)
   Unallocated Corporate Expenses                                 (9,027)          (10,173)           (8,546)
                                                              ----------        ----------        ----------
     Total                                                    $    7,692        $  (56,269)       $   15,216
                                                              ==========        ==========        ==========

Total Assets
   Frozen Foods                                               $  262,828        $  251,180        $  225,109
   Grocery Products                                              182,351           203,636           198,994
   United Kingdom Operations                                     136,994           155,684           178,947
   Divested Businesses                                                --                --           295,561
   Discontinued Operations                                            --            45,429            52,252
                                                              ----------        ----------        ----------
     Total                                                    $  582,173        $  655,929        $  950,863
                                                              ==========        ==========        ==========

Depreciation and Amortization
   Frozen Foods                                               $   15,347        $   14,190        $   13,000
   Grocery Products                                                9,145             8,957             8,658
   United Kingdom Operations                                       6,897             7,131             7,682
   Divested Businesses                                                --             9,035            10,607
                                                              ----------        ----------        ----------
     Total                                                    $   31,389        $   39,313        $   39,947
                                                              ==========        ==========        ==========


                                      (34)

NOTES TO CONSOLIDATED FINANCIAL                [VLASIC FOODS INTERNATIONAL LOGO]
STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
(in thousands, except per share amounts)


Capital Expenditures                                 2000          1999           1998
                                                 -----------   -----------    -----------
   Frozen Foods                                  $     9,424   $    20,665    $    19,752
   Grocery Products                                    5,768        15,079         13,417
   United Kingdom Operations                           5,156         6,299          6,009
   Divested Businesses                                    --         5,297         18,191
                                                 -----------   -----------    -----------
     Total                                       $    20,348   $    47,340    $    57,369
                                                 ===========   ===========    ===========


GEOGRAPHIC INFORMATION                               2000          1999           1998
                                                 -----------   -----------    -----------
Net Sales
   United States                                 $   742,558   $   784,669    $   763,308
   Europe and Canada                                 159,006       225,915        276,679
   South America                                          --       177,687        197,307
                                                 -----------   -----------    -----------
     Total                                       $   901,564   $ 1,188,271    $ 1,237,294
                                                 ===========   ===========    ===========

Earnings (Loss) Before Interest and Taxes from
Continuing Operations
   United States                                 $     5,599   $    61,833    $    37,512
   Europe and Canada                                   1,776        13,044        (22,427)
   South America                                         317      (131,146)           131
                                                 -----------   -----------    -----------
     Total                                       $     7,692   $   (56,269)   $    15,216
                                                 ===========   ===========    ===========

Total Assets
   United States                                 $   439,483   $   493,441    $   472,572
   Europe and Canada                                 142,690       162,488        216,795
   South America                                          --            --        261,496
                                                 -----------   -----------    -----------
     Total                                       $   582,173   $   655,929    $   950,863
                                                 ===========   ===========    ===========

     Transfers between segments and geographic areas are recorded at cost plus markup or at market. Identifiable assets are those assets, including goodwill, which are identified with the operations in each segment or geographic region. Contributions to earnings (loss) before interest and taxes from continuing operations include the impact of special items (see Note 6) as detailed below by segment.

SPECIAL ITEMS IMPACT BY SEGMENT

                                             2000         1999         1998
                                          ---------    ---------    ---------
Frozen Foods                              $     793    $      --    $   1,550
Grocery Products                                407       (1,100)      13,700
United Kingdom Operations                        --       (1,115)      11,100
Divested Businesses                          (1,622)     134,529       15,700
                                          ---------    ---------    ---------
   Total                                  $    (422)   $ 132,314    $  42,050
                                          =========    =========    =========

SPECIAL ITEMS IMPACT BY GEOGRAPHIC AREA

                                             2000         1999         1998
                                          ---------    ---------    ---------
United States                             $   1,200    $  (1,100)   $  15,250
Europe and Canada                            (1,305)      (4,315)      26,800
South America                                  (317)     137,729           --
                                          ---------    ---------    ---------
   Total                                  $    (422)   $ 132,314    $  42,050
                                          =========    =========    =========

                                      (35)

NOTES TO CONSOLIDATED FINANCIAL                [VLASIC FOODS INTERNATIONAL LOGO]
STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
(in thousands, except per share amounts)

9.  TAXES ON EARNINGS

                                                                       2000         1999         1998
                                                                   ---------    ---------    ---------
PROVISION FOR INCOME TAXES
Currently payable
   Federal                                                         $      --    $   2,051    $  16,340
   State                                                               1,097          714        4,285
   Non-U.S                                                             1,141        4,173        2,454
                                                                   ---------    ---------    ---------
                                                                       2,238        6,938       23,079
                                                                   ---------    ---------    ---------
Deferred
   Federal                                                           (16,563)       7,504       (5,238)
   State                                                                 800        1,263       (2,835)
   Non-U.S                                                            (1,021)          95          372
                                                                   ---------    ---------    ---------
                                                                     (16,784)       8,862       (7,701)
                                                                   ---------    ---------    ---------

Total income taxes                                                   (14,546)      15,800       15,378
Less income taxes related to discontinued operations                    (905)      (3,972)       2,813
                                                                   ---------    ---------    ---------
     Total provision for income taxes from continuing operations   $ (13,641)   $  19,772    $  12,565
                                                                   =========    =========    =========

Earnings (loss) before income taxes from continuing operations
   United States                                                   $ (39,936)   $  18,674    $  33,616
   Non-U.S                                                            (2,344)    (118,725)     (31,458)
                                                                   ---------    ---------    ---------
     Total                                                         $ (42,280)   $(100,051)   $   2,158
                                                                   =========    =========    =========

Earnings (loss) before income taxes from discontinued operations
   United States                                                   $  (2,328)   $ (10,480)   $   7,421
                                                                   =========    =========    =========


EFFECTIVE INCOME TAX RATES ON CONTINUING OPERATIONS           2000     1999     1998
                                                              ----     ----     ----
Federal statutory income tax rate                            35.0%    35.0%     35.0%
State income taxes (net of federal benefit)                  (1.0%)    2.4%      1.6%
Tax effect resulting from other international activities     (0.3%)   (2.0%)     4.6%
Tax loss carryforwards                                       (1.9%)   (0.8%)    (0.9%)
Other                                                        (0.8%)    1.5%      1.8%
                                                             ----     ----     -----
Effective income tax rate, excluding special items           31.0%    36.1%     42.1%
                                                             ====     ====     =====
Effective income tax rate, including special items           32.3%   (19.8%)   582.3%
                                                             ====     ====     =====


DEFERRED TAX LIABILITIES AND ASSETS                                             2000        1999
                                                                              --------    --------
Depreciation                                                                 $(28,494)   $(30,239)
Inventory                                                                      (3,762)     (3,919)
Intangibles                                                                    (3,295)     (2,997)
Capitalized interest                                                           (1,673)     (1,183)
Other                                                                          (7,418)     (1,648)
                                                                             --------    --------
   Deferred tax liabilities                                                   (44,642)    (39,986)
                                                                             --------    --------
Benefits and compensation                                                      19,211      20,788
Restructuring accruals                                                            747       4,000
Tax loss and credit carryforwards                                              71,719      46,801
Other                                                                           3,902       2,281
                                                                             --------    --------
   Deferred tax assets                                                         95,579      73,870
Valuation allowance                                                           (37,818)    (36,149)
                                                                             --------    --------
   Deferred tax assets, net                                                    57,761      37,721
                                                                             --------    --------
   Net deferred tax asset (liability)                                        $ 13,119    $ (2,265)
                                                                             ========    ========

                                      (36)

NOTES TO CONSOLIDATED FINANCIAL                [VLASIC FOODS INTERNATIONAL LOGO]
STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
(in thousands, except per share amounts)

     The valuation allowance for net deferred tax assets increased by $1.7 million in fiscal 2000. This change results primarily from an increase in the valuation allowance related to state net operating loss carryforwards of approximately $4.5 million and a decrease in the valuation allowance related to federal capital loss carryforwards of approximately $2.8 million. This decrease was due to a change in estimate of the taxable loss from our fiscal 1999 Swift-Armour divestiture and to the gain from our fiscal 2000 mushroom business divestiture.

     We have available federal net operating loss carryforwards of approximately $77 million in the United States of which $24 million, $2 million and $51 million will expire in 2018, 2019 and 2020, respectively. Included in the July 30, 2000 Consolidated Balance Sheet is a deferred tax asset of $16.3 million. This asset relates to our federal net operating loss carryforwards. Realization of this deferred tax asset would require approximately $50 million of future taxable income in the U.S. It is unlikely that on-going operations will be sufficient to generate such future taxable income. However, as discussed in Note 3, "Going Concern Matters", management is currently in a strategic review process which will likely result in the sale of the Company in whole or in parts. Management believes such a sale is probable and would result in a taxable gain in excess of $50 million. Because such a transaction is not assured, the amount of the deferred tax asset considered realizable could be reduced in the near term if the anticipated transaction results in a lower gain or does not occur.

     We also have available in the United States net operating loss carryforwards in various states that expire between 2003 and 2020 and a federal capital loss carryforward of approximately $87 million that expires 2004. The capital loss was primarily generated from the divestiture of our Swift-Armour Argentine beef business in fiscal 1999. A valuation allowance has been provided for the full value of the deferred tax assets related to the state net operating loss carryforwards and the capital loss carryforward.

     In the United Kingdom we have available a net operating loss carryforward of approximately $23 million which may be carried forward indefinitely. A partial valuation allowance of $0.6 million is recorded as a reduction to our estimate of the deferred tax assets relating to the United Kingdom tax loss carryforwards due to the uncertainty of the ultimate realization of future benefits of such assets.

     During fiscal 1999, $15 million of non-U.S. earnings from the United Kingdom and Canada were repatriated. We recorded a special provision for taxes in fiscal 1999 of $7 million on the repatriation of the foreign dividends. In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. Applicable federal taxes are provided only on amounts planned to be remitted. Accumulated net earnings of non-U.S. subsidiaries, that would be subject to U.S. taxes at the statutory rate if remitted, for which no federal taxes have been provided as of July 30, 2000 were approximately $8 million.


10. PENSION PLANS AND RETIREMENT BENEFITS

     PENSION PLANS. Substantially all U.S. employees participate in Vlasic sponsored noncontributory defined benefit pension plans and our United Kingdom businesses also sponsor a noncontributory defined benefit plan for substantially all U.K. employees. Prior to the spin-off, the participants in the plans were included in plans with similar benefits sponsored by Campbell. Under an agreement with Campbell, we assumed pension liabilities related to the active Vlasic participants, but not to pre-spin retirees from the Vlasic businesses. Campbell will transfer certain trust assets from its funded plans to our plans based upon actuarial determinations consistent with regulatory requirements. Approximately 80% of the U.S. assets were transferred in September 2000 with the balance to be transferred prior to December 31, 2000. The transfer of assets for the U.K. plans occurred within fiscal 2000. Benefits are generally based on years of service and employees' compensation during the last years of employment. All plans are funded and contributions are made in amounts not less than minimum statutory funding requirements nor more than the maximum amount that can be deducted for U.S. income tax purposes.

     Pension benefits for operations outside the United States and the United Kingdom are provided principally through government plans. Pension expense for operations outside the United States and the United Kingdom was $0 in fiscal 2000, $3,274 in fiscal 1999 and $4,007 in fiscal 1998.

     RETIREE BENEFITS. We provide postretirement benefits, including health care and life insurance, to most U.S. employees retiring after the spin-off and their dependents. Employees who have 10 years of service after the age of 45 and retire are eligible to participate in the postretirement benefit plans. Obligations related to non-U.S. postretirement benefit plans are not significant since these benefits are generally provided through government-sponsored plans.

                                      (37)

NOTES TO CONSOLIDATED FINANCIAL                [VLASIC FOODS INTERNATIONAL LOGO]
STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
(in thousands, except per share amounts)


                                                                 Pension Benefits                Other Postretirement Benefits
                                                           ------------------------------       ------------------------------

                                                              2000               1999              2000               1999
                                                           -----------        -----------       -----------        -----------
CHANGE IN BENEFIT OBLIGATION
   Net benefit obligation at beginning of year             $    84,499        $    85,049       $    23,896        $    24,786
   Service cost                                                  4,807              5,774             2,606              2,888
   Interest cost                                                 6,486              5,981             1,907              1,619
   Actuarial (gain) loss                                          (500)           (11,742)            5,132             (5,068)
   Curtailments                                                 (3,847)                --            (2,801)                --
   Gross benefits paid                                          (2,436)              (561)             (621)              (329)
   Foreign exchange rate changes                                  (772)                (2)               --                 --
                                                           -----------        -----------       -----------        -----------
       Net benefit obligation at end of year                    88,237             84,499            30,119             23,896
                                                           -----------        -----------       -----------        -----------
CHANGE IN PLAN ASSETS
   Fair value of plan assets at beginning of year               83,753             80,546
   Actual return on plan assets                                  8,660              8,111
   Employer contributions                                          719                829               621                329
   Change in estimated assets to be
     transferred by Campbell                                     4,213             (5,139)
   Gross benefits paid                                          (2,433)              (561)            (621)               (329)
   Foreign exchange rate changes                                  (995)               (33)               --                 --
                                                           -----------        -----------       -----------        -----------
       Fair value of plan assets at end of year                 93,917             83,753                --                 --
                                                           -----------        -----------       -----------        -----------
   Funded status at end of year                                  5,680               (746)          (30,119)           (23,896)
   Unrecognized net actuarial (gain) loss                       (9,555)            (4,159)           (5,953)           (12,025)
   Unrecognized prior service cost                               1,778              2,572
   Unrecognized net transition asset                               (48)              (236)
                                                           -----------        -----------       -----------        -----------
       Net amount recognized at end of year                $    (2,145)       $    (2,569)      $   (36,072)       $   (35,921)
                                                           ===========        ===========       ===========        ===========
   Amounts recognized in the Consolidated
     Balance Sheets:
       Prepaid benefit cost                                $        --        $       461                --                 --
       Accrued benefit cost                                     (2,145)            (3,030)      $   (36,072)       $   (35,921)
                                                           -----------        -----------       -----------        -----------
         Net amount recognized at end of year              $    (2,145)       $    (2,569)      $   (36,072)       $   (35,921)
                                                           ===========        ===========       ===========        ===========
WEIGHTED AVERAGE ASSUMPTIONS AS OF AUGUST 1
   Discount rate                                                  7.50%              7.50%             7.75%              7.75%
   Expected return on plan assets                                 9.50%              8.75%
   Rate of compensation increase                                  4.15%              4.15%             4.25%              4.25%
   Healthcare cost trend on covered charges                                                            5.00%              5.00%


     In accordance with the agreement with Campbell, the pension trust assets to be transferred to us are equal to the projected benefit obligation at March 30, 1998, the date of the spin-off, plus or minus investment performance from March 30, 1998 to the actual date of transfer. Due to changes in estimates of the projected benefit obligation at the date of the spin-off as a result of the finalization in August 2000, the estimated assets to be transferred have changed. This change in estimate is not indicative of any change in the value of the underlying assets or the investment performance of such assets.

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $3,989, $1,851, and $0, respectively as of July 30, 2000 and $3,506, $899, and $0, respectively as of August 1, 1999.

                                      (38)

NOTES TO CONSOLIDATED FINANCIAL                [VLASIC FOODS INTERNATIONAL LOGO]
STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
(in thousands, except per share amounts)


                                                   Pension Benefits          Other Postretirement Benefits
                                                   ----------------          -----------------------------
                                              2000      1999       1998       2000       1999        1998
                                              ----      ----       ----       ----       ----        ----
COMPONENTS OF
NET PERIODIC BENEFIT COST
   Service cost                            $ 4,807    $ 5,774    $ 1,582    $ 2,606    $ 2,888    $   727
   Interest cost                             6,486      5,981      1,827      1,906      1,619        481
   Expected return on assets                (7,556)    (6,867)    (1,952)
   Amortization of:
     Actuarial (gain) loss                     (50)       330        181       (939)      (751)      (245)
     Prior service cost                        185        212         71
     Transition obligation                    (188)      (188)       (63)
                                           -------    -------    -------    -------    -------    -------
                                             3,684      5,242      1,646      3,573      3,756        963
   Curtailment gain                         (3,260)        --         --     (2,801)        --         --
                                           -------    -------    -------    -------    -------    -------
       Total net periodic benefit cost     $   424    $ 5,242    $ 1,646    $   772    $ 3,756    $   963
                                           =======    =======    =======    =======    =======    =======

                                                                                        Other
                                                                                   Postretirement
                                                                                      Benefits
                                                                                    ------------
                                                                                        2000
                                                                                    ------------
SENSITIVITY OF RETIREE WELFARE RESULTS
  Effect of a one percentage point increase in assumed
  health care cost trend
    - on total service and interest cost components                                   $    768
    - on postretirement benefit obligation                                            $  4,069

   Effect of a one percentage point decrease in assumed
   health care cost trend
     - on total service and interest cost components                                  $   (628)
     - on postretirement benefit obligation                                           $ (3,403)

     In conjunction with the sale of our fresh mushroom business, we recognized a curtailment gain in fiscal 2000. We retained pre-sale pension and other postretirement projected benefit obligations for the vested mushroom employees in the amount of $14,100 and $8,100, respectively, which are included in the "Net benefit obligations at end of year" above. Excluding the curtailment gain, the net periodic pension benefit cost attributable to the divested mushroom employees amounted to approximately $250 in fiscal 2000, $973 in fiscal 1999 and $247 in fiscal 1998. Excluding the curtailment gain, the net periodic other postretirement benefit cost attributable to the divested mushroom employees amounted to approximately $777 in fiscal 2000, $1,131 in fiscal 1999 and $291 in fiscal 1998.

     PRIOR TO THE SPIN-OFF. Net periodic U.S. pension expense allocated to Vlasic was $2,396 for the first eight months of fiscal 1998 prior to the spin-off (resulting in total U.S. pension expense of $3,506 in fiscal year
1998). Postretirement benefit expense allocated to Vlasic was $2,493 for the first eight months of fiscal 1998 prior to the spin-off (resulting in total expense of $3,456 in fiscal 1998).

     SAVINGS PLANS. Vlasic U.S. employees participate in Vlasic's savings plans and formerly in Campbell's savings plans. After one year of continuous service, Vlasic matches 50% of employee contributions up to five percent of compensation. In fiscal 1998 Campbell increased its contribution to 60% because earnings goals were achieved. In fiscal 2000 and 1999 the matching contribution was 50%. Employer contributions relating to these savings plans were $1,208 in fiscal 2000, $1,316 in fiscal 1999 and $1,834 in fiscal 1998.

                                      (39)

NOTES TO CONSOLIDATED FINANCIAL                [VLASIC FOODS INTERNATIONAL LOGO]
STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
(in thousands, except per share amounts)


11.  STOCK OPTIONS AND RESTRICTED STOCK

     In connection with the spin-off from Campbell, we adopted the Vlasic Foods Long-Term Incentive Plan (the Plan). Employees who held vested Campbell stock options as of the spin-off retained Campbell options to purchase Campbell's capital stock in accordance with the grants' original terms and conditions as long as they remain Vlasic employees, except that the number of options and exercise price were adjusted to preserve the inherent economic value of the options taking into account the spin-off. Stock options held by employees which were not vested were converted into options to purchase Vlasic stock. For each Campbell option that was converted to a Vlasic option, the number of options and exercise price were converted based upon a formula that preserved the inherent economic value and vesting and term provisions of original Campbell options.

     Under the Plan restricted stock and stock options may be granted to certain officers and key employees. The Plan authorized the issuance of up to 5.8 million shares of Vlasic common stock pursuant to the exercise of nonqualified stock options. Options are granted at a price not less than the fair value of the shares on the date of grant and expire not later than ten years after the date of grant. Options vest over a three-year period. Our officers and key employees participate in this plan.

     We account for the stock option grants and restricted stock awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation expense has been recognized in the Statements of Operations because options are granted at a price not less than the fair value of the shares on the date of the grant. In fiscal 1997, we adopted the disclosure provisions of SFAS No.123, "Accounting for Stock-Based Compensation."

     Had the compensation cost for the stock option plan been determined based on the fair value at the grant dates for awards under the plan, consistent with the alternative method set forth under SFAS 123, our net loss would have been changed to the pro forma (for the purpose of applying SFAS 123) amounts set forth below:

                                                                                 2000              1999               1998
                                                                              -----------       -----------        -----------
Reported net loss                                                           $     (30,062)    $    (126,331)     $      (6,399)
Pro forma (for the purpose of applying SFAS 123) net loss                   $     (32,988)    $    (130,270)     $      (8,843)
Reported loss per share                                                     $      (0.66)     $       (2.78)     $      (0.14)
Pro forma (for the purpose of applying SFAS 123) loss per share             $      (0.73)     $       (2.87)     $      (0.19)

     The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 2000, 1999 and 1998:

                                                                                 2000              1999               1998
                                                                              -----------       -----------        -----------
Risk-free interest rate                                                             4.9%              4.9%              5.6%
Expected life of option                                                         6 years           6 years           6 years
Expected volatility of Vlasic stock                                                71.6%             55.0%             27.0%
Expected dividend yield on Vlasic stock                                               0%                0%                0%


     The weighted-average fair value of options granted during fiscal 2000, 1999 and 1998 is as follows:

                                                                                 2000              1999               1998
                                                                              -----------       -----------        -----------
Fair value of each option granted                                             $      4.88      $       9.04               8.72
Number of options granted                                                             780               113              1,665
                                                                              -----------       -----------        -----------
Total fair value of all options granted                                       $     3,806      $      1,022             14,519
                                                                              ===========       ===========        ===========


     In accordance with SFAS 123, the weighted-average fair value of stock options granted is required to be based on a theoretical statistical model in accordance with assumptions noted above. In actuality, because employee stock options do not trade on a secondary exchange, employees receive no benefit and derive no value from holding stock options under these plans without an increase in the market price of our stock.

                                      (40)

NOTES TO CONSOLIDATED FINANCIAL                [VLASIC FOODS INTERNATIONAL LOGO]
STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
(in thousands, except per share amounts)


     The following table summarizes the stock option transactions under the Vlasic incentive plan:


                                                                                                                    Weighted
                                                                                                                     Average
                                                                                                                    Exercise
                                                                                                  Shares              Price
                                                                                                -----------        -----------
Converted from Campbell as of the spin-off date, March 30, 1998                                       2,287        $    15.02
   Granted                                                                                            1,665             22.66
   Exercised                                                                                            (33)            12.87
                                                                                                -----------        ----------
Outstanding, August 2, 1998                                                                           3,919             18.29
                                                                                                -----------        ----------
   Granted                                                                                              113             16.29
   Exercised                                                                                            (14)            13.63
   Forfeitures                                                                                         (408)            21.06
                                                                                                -----------        ----------
Outstanding, August 1, 1999                                                                           3,610             17.93
                                                                                                -----------        ----------
   Granted                                                                                              780              7.50
   Forfeitures                                                                                         (771)            16.06
                                                                                                -----------        ----------
Outstanding, July 30, 2000                                                                            3,619        $    16.08
                                                                                                ===========        ==========

     The following table summarizes information for options currently outstanding at July 30, 2000:

                                                       Options Outstanding                            Exercisable Options
                                             ---------------------------------------              --------------------------
                                                            Weighted           Weighted                             Weighted
                                                             Average            Average                              Average
                                                            Remaining          Exercise                             Exercise
Range of Prices                           Shares              Life               Price            Shares              Price
                                        -----------        -----------       -----------        -----------       -----------
$   7.50                                        608              9 yrs       $      7.50                 --        $       --
$   9.71  - $ 13.70                           1,265              6 yrs             12.97              1,223             13.02
$  14.28  - $ 19.87                             641              7 yrs             19.00                621             18.93
$  19.91  - $ 22.94                           1,105              8 yrs             22.66                492             22.34
                                        -----------        -----------        ----------        -----------        ----------
$   7.50  - $ 22.94                           3,619              7 yrs        $    16.08              2,336        $    16.56
                                        ===========        ===========        ==========        ===========        ==========

     RESTRICTED STOCK. In connection with the separation from Campbell, restricted stock on which the earnings-based restriction period ended in fiscal 1998 was issued in the form of Campbell stock. Restricted stock for Vlasic's employees with an earnings-based restriction period ending in fiscal 1999 were canceled.


12.  TRANSACTIONS WITH CAMPBELL PRIOR TO THE SPIN-OFF

     Certain Vlasic businesses participated in Campbell's centralized cash management system to finance operations. Cash deposits from Vlasic were transferred to Campbell on a daily basis and Campbell funded Vlasic disbursement bank accounts as required. Unpaid balances of checks were included in accounts payable. No interest was charged on transactions with Campbell. Campbell provided certain selling, general and administrative services to Vlasic including finance, legal, information technology, research and development, benefits, facilities and shared sales and distribution support. These expenses were allocated to Vlasic based on net sales, utilization or other methods which management believes to be reasonable. These allocations were $33,601 in the first eight months of fiscal 1998 prior to the spin-off, and are included in the appropriate lines of the Consolidated Statements of Operations. The expenses allocated to Vlasic for these services are not necessarily indicative of the expenses that would have been incurred if Vlasic had been a separate, independent entity and had managed these functions. Subsequent to the spin-off, Vlasic manages these functions. Vlasic was included in the combined federal and certain state income tax returns of Campbell prior to spin-off. Income tax expense was calculated as if Vlasic had filed separate income tax returns for the entire fiscal year.

                                      (41)

NOTES TO CONSOLIDATED FINANCIAL                [VLASIC FOODS INTERNATIONAL LOGO]
STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
(in thousands, except per share amounts)


13.  TRANSACTIONS WITH CAMPBELL SUBSEQUENT TO THE SPIN-OFF

     We sold to Campbell frozen foodservice finished products from our frozen foods segment and beef and mushrooms used as ingredients in Campbell's finished products from our divested Swift-Armour Argentine beef business and our divested Vlasic Farms mushroom business. We also purchased from Campbell retail frozen food finished products in Canada, and in fiscal 1998, purchased Open Pit barbeque sauce from Campbell. These transactions were at negotiated prices. Included in the Consolidated Statements of Operations are sales to Campbell from our frozen foods segment and our divested businesses segment of $72,014 in fiscal 2000, $115,752 in fiscal 1999 and $122,722 in fiscal 1998. We also sold mushrooms to Campbell of $17,251 in fiscal 2000, $32,331 in fiscal 1999 and $32,042 in fiscal 1998, which are included in net sales of the discontinued operations (see Note 5). Included in Costs of product sold are purchases from Campbell of $10,107 in fiscal 2000, $11,585 in fiscal 1999, and $24,696 in fiscal 1998.

     At the time of the spin-off, we entered into a multi-year agreement with Campbell for the continued supply of beef and mushrooms, and the production of frozen foodservice products in the United States by us as well as a one-year agreement for the production of frozen retail products in Canada by Campbell. As a result of the divestiture of our Swift-Armour Argentine beef business, the beef supply contract was terminated in July 1999. As a result of the divestiture of our fresh mushroom business, the mushroom supply contract was terminated in January 2000. Campbell continues to produce frozen retail products for our Canadian business. The frozen foodservice contract packing agreement with Campbell has been extended through March 30, 2001. By amendment, either party may terminate the agreement effective March 30, 2001 with notice given no later than December 1, 2000. However, we received notice on September 29, 2000 that if the contract is extended, it would not be on the terms of the current contract. If the contract is not extended and alternative sources of sales volume are not secured, it is likely that the loss of production volume would result in significant layoffs and higher manufacturing costs. In connection with the spin-off, we entered into an agreement with Campbell for transitional services such as administrative and support services that terminated April 1999. The transitional service agreement provided that we pay a fee intended to approximate Campbell's cost to provide such services. These fees amounted to $8,943 in fiscal 1999 and $9,078 in fiscal 1998 for the four months following the spin-off.


14.  OTHER EXPENSE (INCOME)

                                                                                 2000              1999               1998
                                                                              -----------       -----------        -----------
Amortization of intangible and other assets                                   $     2,298       $     2,833        $     2,738
Campbell stock related incentive programs                                              --                --              3,207
Gains on asset sales                                                                 (508)               --             (3,957)
Gains on fire insurance settlement                                                     --                --             (2,814)
Expenses in excess of insurance proceeds on boiler explosion                        1,138                --                 --
Transition services fee related to mushroom divestiture                              (840)               --                 --
Other, net                                                                           (538)           (1,397)            (2,093)
                                                                              -----------       -----------        -----------
   Total                                                                      $     1,550       $     1,436        $    (2,919)
                                                                              ===========       ===========        ===========

     Expenses of $2,939 were incurred associated with a boiler explosion at one of our frozen foods facilities in fiscal 2000. As of July 30, 2000, we received insurance proceeds of $1,801. We are continuing to pursue further insurance recovery although no amounts can be determined at this time.


15. INTEREST EXPENSE

                                                                                 2000              1999               1998
                                                                              -----------       -----------        -----------
Interest expense                                                              $    51,689       $    45,245        $    13,894
Less: Interest capitalized                                                            381               724                448
                                                                              -----------       -----------        -----------
   Total                                                                      $    51,308       $    44,521        $    13,446
                                                                              ===========       ===========        ===========


16.  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     In the second quarter of fiscal 1998, we adopted Emerging Issues Task Force
(EITF) Issue 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation." The EITF provided that costs of business process reengineering activities that are part of a systems development project are to be expensed as incurred. We previously capitalized certain consulting costs related to business process reengineering. The cumulative effect of this change in accounting principle was a $600 charge (net of $370 tax), or $(0.01) per diluted share for the fiscal year ended August 2, 1998.

                                      (42)

NOTES TO CONSOLIDATED FINANCIAL                [VLASIC FOODS INTERNATIONAL LOGO]
STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
(in thousands, except per share amounts)


17.  RESTRICTED CASH

                                                                                                   2000               1999
                                                                                                -----------      -----------
Funds held on deposit related to mushroom divestiture                                           $     7,272      $        --
Funds held on deposit related to workers' compensation letter of credit                               2,039               --
Proceeds from asset sale                                                                                562               --
                                                                                                -----------      -----------
   Total                                                                                        $     9,873      $        --
                                                                                                ===========      ===========

     In connection with the divestiture of Vlasic Farms, Inc. (see Note 5), funds of $7,272 including interest to date of $172 were held on deposit for anticipated purchase price adjustments, severance payments and certain other indemnified costs. In July 2000, upon determination of the final purchase price, we paid to the buyer $4,751 from our general cash account. A like amount was released to us subsequent to year-end from funds held on deposit. The remaining deposit amount held in restricted cash will be used for payment of severance and other indemnified costs.

     In order to satisfy certain workers' compensation self-insurance security deposit requirements, we have an irrevocable letter of credit for which we were required to collaterize in the amount of $2,000. Interest earned to date amounted to $39.

     Additionally, in conjunction with an asset sale in July 2000, we received proceeds of $562 which in accordance with the terms and conditions of our senior credit facility are required to be used to pay down amounts under the senior credit facility. As such, this amount was held in restricted cash at July 30, 2000 and subsequent to year-end, in August 2000, was used to repay a portion of the indebtedness outstanding under our senior credit facility.


18.  ACCOUNTS RECEIVABLE

                                                                                                   2000               1999
                                                                                                -----------        -----------
Customers                                                                                       $    57,395        $    78,784
Allowances for cash discounts and bad debts                                                          (4,669)            (3,339)
                                                                                                -----------        -----------
                                                                                                     52,726             75,445
Other                                                                                                 3,110              4,301
                                                                                                -----------        -----------
   Total                                                                                        $    55,836        $    79,746
                                                                                                ===========        ===========

19.  INVENTORIES

                                                                                                   2000               1999
                                                                                                -----------        -----------
Raw materials, containers and supplies                                                          $    31,148        $    36,427
Finished product                                                                                    108,560            118,848
                                                                                                -----------        -----------
                                                                                                    139,708            155,275
Less: Adjustment to LIFO basis                                                                       (9,735)           (13,342)
                                                                                                -----------        -----------
   Total                                                                                        $   129,973        $   141,933
                                                                                                ===========        ===========


     Inventories for which the last in, first out (LIFO) method of determining cost is used represented approximately 73% of inventories at July 30, 2000 and 75%of inventories at August 1,1999.

     Liquidation of LIFO inventory quantities increased net earnings by $913 in fiscal 2000, $412 in fiscal 1999 and $196 in fiscal 1998.


20.  OTHER CURRENT ASSETS

                                                                                                   2000               1999
                                                                                                -----------        -----------
Prepaid expenses                                                                                $     2,982       $      5,082
Deferred taxes                                                                                           97             11,164
                                                                                                -----------        -----------
   Total                                                                                        $     3,079       $     16,246
                                                                                                ===========        ===========

                                      (43)

NOTES TO CONSOLIDATED FINANCIAL                [VLASIC FOODS INTERNATIONAL LOGO]
STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
(in thousands, except per share amounts)


21.  PLANT ASSETS

                                                                                                   2000               1999
                                                                                                -----------        -----------
Land                                                                                            $     4,606        $     4,986
Building                                                                                            143,748            142,730
Machinery and equipment                                                                             349,539            326,640
Projects in progress                                                                                 16,621             31,877
                                                                                                -----------        -----------
                                                                                                    514,514            506,233
Accumulated depreciation                                                                           (248,167)          (224,556)
                                                                                                -----------        -----------
   Total                                                                                        $   266,347        $   281,677
                                                                                                ===========        ===========

     Depreciation provided in costs and expenses was $29,092 in fiscal 2000, $36,817 in fiscal 1999, and $37,382 in fiscal 1998. Fiscal 2001 capital expenditures are expected to approximate $20 million.

     We own all significant operating facilities and equipment. We lease certain offices, distribution facilities and equipment under operating leases expiring on various dates through 2008. Total rental expense charged to operations was $4,562 in fiscal 2000, $5,652 in fiscal 1999 and $6,658 in fiscal 1998. The minimum future rental commitments under non-cancelable leases payable over the remaining lives of these leases approximate $2,200 in years 2001 through 2005 and $800 in years 2006 through 2008. The single largest operating lease is for our corporate offices in Cherry Hill, New Jersey. Under the terms of this lease agreement, we may be required to pay additional costs if we terminate the lease early. We estimate these costs to be approximately $6,000.


22.  OTHER ASSETS, PRINCIPALLY INTANGIBLE ASSETS

                                                                                                   2000               1999
                                                                                                -----------        -----------
Purchase price in excess of net assets of businesses acquired (goodwill)                        $    39,572        $    41,117
Trademarks                                                                                           13,875             13,875
Other intangibles                                                                                    36,920             36,920
                                                                                                -----------        -----------
                                                                                                     90,367             91,912
Accumulated amortization                                                                            (25,350)           (23,249)
                                                                                                -----------        -----------
   Total intangible assets                                                                           65,017             68,663
                                                                                                -----------        -----------
Deferred financing costs, net                                                                        11,502             10,458
Prepaid pension benefit costs                                                                            --                461
Other assets                                                                                            261                 --
                                                                                                -----------        -----------
   Total                                                                                        $    76,780        $    79,582
                                                                                                ===========        ===========

     Deferred financing costs were incurred in connection with our senior subordinated notes and our senior credit facility.


23.  PAYABLES TO SUPPLIERS AND OTHERS

                                                                                                   2000               1999
                                                                                                -----------        -----------
Trade payables                                                                                  $    50,476        $    84,022
Book overdrafts                                                                                         769             11,185
                                                                                                -----------        -----------
   Total                                                                                        $    51,245        $    95,207
                                                                                                ===========        ===========

     Book overdrafts represent outstanding checks in excess of funds on deposit.

                                      (44)

NOTES TO CONSOLIDATED FINANCIAL                [VLASIC FOODS INTERNATIONAL LOGO]
STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
(in thousands, except per share amounts)


24.  ACCRUED LIABILITIES

                                                                                                   2000               1999
                                                                                                -----------        -----------
Employee compensation and benefits                                                              $    11,975        $     2,552
Accrued pension benefit costs                                                                         2,145              3,030
Trade marketing programs                                                                             16,922              8,947
Consumer coupons                                                                                      2,162              1,105
Restructuring reserves                                                                                  487              1,000
Interest payable                                                                                      5,731              4,364
Other                                                                                                21,001             28,282
                                                                                                -----------        -----------
   Total                                                                                        $    60,423        $    49,280
                                                                                                ===========        ===========


     The increase in the fiscal 2000 accrual for employee compensation and benefits is partially a result of amounts reclassified to current liabilities from postemployment benefits in Other liabilities in the prior year. Additionally, the accrual for employee compensation and benefits increased in fiscal 2000 due to a higher provision for medical expenses, incentive program accruals and the timing of ordinary payrolls.


25.  OTHER LIABILITIES

                                                                                                    2000              1999
                                                                                                -----------        -----------
Postretirement benefits                                                                         $    36,072        $    35,921
Deferred compensation                                                                                 6,213              6,459
Postemployment benefits                                                                               2,000              6,834
                                                                                                -----------        -----------
   Total                                                                                        $    44,285        $    49,214
                                                                                                ===========        ===========

     The decrease in the accrual for postemployment benefits from fiscal 1999 is a result of amounts reclassified to current liabilities relating to employee compensation and benefit accruals in fiscal 2000.

     As part of the spin-off from Campbell Soup Company, a Special Severance Protection Program covering all U.S. employees not covered by a collective bargaining agreement with the exception of the Chief Executive Officer was established. This program becomes effective upon a Change in Control as defined in the Program. Generally, a Change in Control happens when any of the following occurs: 1) the acquisition of 25% or more of the outstanding stock of Vlasic by any person or entity, 2) the replacement or termination of 2/3 of the existing Board, except under certain circumstances, 3) a merger, consolidation or share exchange in which the current shareowners of Vlasic end up owning 80% or less of the surviving corporation or 4) a complete liquidation or dissolution of Vlasic or substantially all of its assets. The total cost if everyone eligible were terminated within one year of a Change in Control would be approximately $27 million. In addition, we entered into three agreements with the Chief Executive
Officer: 1) a Severance Protection Agreement, 2) a Confidential Information and Non-Competition Agreement and 3) an Incentive Compensation Agreement. In the event of the Chief Executive Officer's termination and other events, the total cost of these programs may range from $4.0 - $7.2 million. No liability has been included in the financial statements for these programs.

                                      (45)

NOTES TO CONSOLIDATED FINANCIAL                [VLASIC FOODS INTERNATIONAL LOGO]
STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
(in thousands, except per share amounts)


26.  DEBT

Notes Payable                                                                                      2000               1999
-------------                                                                                   -----------        -----------
Senior credit facility, due 2003                                                                $   285,200        $        --
Capital lease obligations                                                                                87                146
                                                                                                -----------        -----------
   Total notes payable                                                                          $   285,287        $       146
                                                                                                ===========        ===========

Long-Term Debt                                                                                     2000               1999
--------------                                                                                  -----------        -----------
Senior credit facility, due 2003                                                                $        --        $   271,900
$200 million 10 1/4% Senior subordinated notes due 2009,
   less unamortized discount                                                                        197,146            196,962
Capital lease obligations                                                                                84                192
                                                                                                -----------        -----------
   Total                                                                                        $   197,230        $   469,054
                                                                                                ===========        ===========

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

     The senior credit facility consists of (1) a senior secured term loan in a principal amount of $100 million and (2) senior secured revolving credit commitments providing for revolving loans, initially in the aggregate amount of up to $550 million. The senior credit facility has a final maturity date of February 20, 2003. We are required to make mandatory prepayments on the senior credit facility and permanently reduce revolving credit commitments under certain circumstances, including upon certain asset sales, issuance of debt securities, issuance of equity securities and receipt of casualty proceeds which includes property insurance proceeds and condemnation awards. At our option, subject to certain requirements, loans may be prepaid in whole or in part. As a result of the application of the net proceeds from the sale of our senior subordinated notes in fiscal 1999 and the divestiture of our Swift-Armour Argentine beef business in fiscal 1999, the amount available to be borrowed under the revolving credit commitments was permanently reduced to $279 million. In conjunction with the sale of our Vlasic Farms mushroom business in the third quarter fiscal 2000 (see Note 5), a portion of the net proceeds received was used to reduce amounts outstanding under our revolving credit facility and the revolving credit commitment was permanently reduced by $37.8 million. In February 2000, we also made an additional voluntary reduction to the revolving credit commitment of $16.2 million, as we did not anticipate requiring the additional liquidity. As a result, the amount available to be borrowed under the revolving credit commitments was permanently reduced to $225 million. The amount available was reduced to $223.5 million subsequent to year-end. Under the revolving credit facility, the maximum amount of borrowings available is equal to the revolving credit commitment less any outstanding revolving loans.

     As discussed below, we have received a waiver under the senior credit facility for violations of certain covenants which extend through February 28, 2001. A condition of the waiver received includes repayment in full of the indebtedness outstanding under the senior credit facility by the expiration of the waiver, or if there is a Standstill Period (as defined and discussed below), the Standstill Period, or a penalty of $1.5 million will be incurred. Borrowings under the senior credit facility bear interest at rates that, at our option, vary with the prime rate, CD rate, LIBOR or money market rates plus applicable credit margins. The average interest rate at July 30, 2000 was 10.04%. We are obligated to pay a facility fee of 0.5% on the credit exposure of the banks. Because we were not in compliance with certain financial covenants and because mutually acceptable documentation of the June 28, 2000 waiver discussed below was not complete, no further borrowings were available at July 30, 2000. Documentation was completed August 10, 2000 and borrowings of up to $35 million then became available. However, there were no needed borrowings at July 30, 2000 because we had sufficient cash balances.

     The senior credit facility and our senior subordinated debt described above, contain a number of significant covenants that, among other things, restrict our ability to engage in mergers and sales of assets, create liens on our assets, incur additional indebtedness, make investments and acquisitions, or engage in transactions with our subsidiaries and affiliates. In addition, under the senior credit facility, we are required to comply with specified ratios and tests, including maximum debt/EBITDA ratio, minimum fixed charge coverage ratio, minimum sales and minimum net worth and a limitation on capital expenditures. A breach of any of these covenants could result in a default under our debt agreements.

     As a result of operating losses incurred during the second, third and fourth quarters of fiscal 2000, we were not in compliance with the financial ratio covenants under our senior credit facility; however, we requested and received waivers

                                      (46)

NOTES TO CONSOLIDATED FINANCIAL                [VLASIC FOODS INTERNATIONAL LOGO]
STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
(in thousands, except per share amounts)

covering the debt/EBITDA ratio and the fixed charge coverage ratio of the facility through June 28, 2000. The waivers required the payment of a fee, an increase in interest rates, delivery and compliance with a cash budget, and also established a minimum EBITDA test. The waiver also required that the senior credit facility be secured by liens on substantially all U.S. owned real property on or before April 30, 2000. With the addition of the real property liens, the senior credit facility is secured by liens on substantially all of the Company assets.

     On June 28, 2000, the Company executed an amendment of the senior credit facility and waiver through February 28, 2001. The waiver required the payment of a fee, an increase in interest rates, delivery and compliance with a cash budget and also established minimum sales, minimum net worth, and revised capital expenditure limits. The amendment/waiver also provided for usage of up to $35 million of borrowings under the facility for working capital purposes subject to being in compliance with tests related to the cash budget. The amendment/waiver provides for the funding of the $35 million availability to be made 50% by the senior credit facility bank syndicate and 50% by participation of certain descendants of Dr. John T. Dorrance (Dorrance Family Participants). The Dorrance Family Participants will provide funding to the Company through participation in the senior credit facility bank syndicate by providing $1 of funding for each $1 supplied by the bank syndicate up to a maximum participation of $17.5 million. The Dorrance Family Participants will receive a one-time fee of $350,000, interest of 2% per annum over that otherwise payable under the terms of the senior credit facility, and a fee equal to 5% of the total outstanding shares multiplied by the excess of the closing price of Vlasic common stock (on any date of their choice) over $1.94 per share. The loans provided by the Dorrance Family Participants, together with all fees and accrued interest, are payable February 28, 2001. The Company believes that the terms of the transaction discussed above between the Company and the Dorrance Family Participants, are similar to those that would have been obtained in like transactions with others considering the nature of the transactions and the availability of comparable funding.

     In addition, the amendment/waiver restricts payments of interest on the senior subordinated notes after December 31, 2000, to funds generated other than from operations, asset sales, or borrowings under the senior credit facility. The amendment/waiver also includes provision for an additional fee of $1.5 million to the syndicate if the loans are not paid in full by the expiration of the waiver, or if there is a Standstill Period (as defined and discussed below), the Standstill Period.

     There are three key provisions of the waiver: (1) an escrow deposit to pay the January 2, 2001 interest payment on the senior subordinated notes ("January Interest Payment") must be established by December 28, 2000 and cannot be funded with funds generated from operations or proceeds of asset sales, as is more fully described below; (2) certain events, including the payment in full of our indebtedness outstanding under the senior credit facility, must take place by the expiration of the waiver, or if there is a Standstill Period (as defined and discussed below), the Standstill Period, or else we will be required to pay an additional fee in the amount of $1.5 million to the senior credit facility bank syndicate; and (3) we must comply with certain monthly tests of minimum sales and net worth and maximum capital expenditures. For the complete waiver and related agreements, please see our Form 8-K filed on August 22, 2000.

     A breach of any of the terms and conditions of the waiver, or subsequent breaches of conditions of the senior credit facility not covered by the waiver could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. Although no assurances can be given, we expect that we will be in compliance throughout the period of the current waiver with respect to the financial covenants regarding minimum sales, minimum net worth and capital expenditure limits.

     We are exploring strategic opportunities for the Company, which is likely to result in the sale of the Company in whole or in parts. The investment banking firm of Lazard Freres & Co. has been hired to assist with this strategic review and to solicit bids on our behalf. However, since this process is still on-going, no assurances can be given that any proposed plans and actions can be effectively executed.

     Our ability to operate as a going concern is dependent upon our ability to avoid default under the senior credit facility. Either the process of selling the Company in whole or in parts must be complete by the expiration of the Standstill Period described below and all the loans under the senior credit facility repaid or there must have been sufficient progress demonstrated in the opinion of the senior credit facility bank group so that it extends the current waiver through the expected completion date of the sale process. If the Company is not sold by the expiration of the Standstill Period described below or the waiver has not been extended, there will be an event of default and it is probable that the Company could not raise the funds to pay off all of its debts. However, the Company expects that so long as demonstrable progress satisfactory to the senior credit facility bank group has been made towards the completion of a sale or other transaction pursuant to the strategic review process, funding will be available to make the January Interest Payment.

     Since the present waiver to the senior credit facility expires on February 28, 2001, the indebtedness under the senior credit facility has been classified as a current liability in the Consolidated Balance Sheet at July 30, 2000. Because the Company is not

                                      (47)

NOTES TO CONSOLIDATED FINANCIAL                [VLASIC FOODS INTERNATIONAL LOGO]
STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
(in thousands, except per share amounts)

     in default of any covenants related to the senior subordinated notes that could or would require early repayment of the notes, and does not expect to be in default within the next twelve months, these notes are classified as Long-term debt at July 30, 2000.

     If the senior subordinated notes interest payment due and payable on January 2, 2001 ("January Interest Payment") is not paid within 30 days of the due date, there would be an event of default which upon a vote of the holders of at least 25% of the senior subordinated notes could cause them to be accelerated.

     The terms of the waiver require the Company to deposit an amount in escrow on or before December 28, 2000 for payment of the January Interest Payment ("Escrow"). The waiver as presently in force precludes the Escrow from being funded with funds generated from operations or proceeds of asset sales. Failure to timely fund the Escrow would cause the waiver to expire on December 28, 2000. In such event, the waiver provides for a "Standstill Period" following expiration of the waiver during which Events of Default would continue to be waived. However, the principal of the bank loans could be accelerated and a "payment blockage notice" could be delivered on the Company preventing it from making the January Interest Payment. The Standstill Period would expire on the later of (a) January 30, 2001 or (b) a forbearance date specified in any agreement by the holders of more than 75% of the outstanding senior subordinated notes to not accelerate the principal of such notes or enforce any other remedies for the enforcement of collection of such notes. The expiration of the Standstill Period would, however, be no later than February 28, 2001.


27.  FINANCIAL INSTRUMENTS

     We utilize derivative financial instruments to enhance our ability to manage risks, including interest rate and foreign currency, which exist as part of on-going business operations. We do not enter into contracts for speculative purposes, nor are we a party to any leveraged derivative instrument. The use of derivative financial instruments is monitored through regular communication with senior management and the utilization of written guidelines.

     We rely primarily on bank and public bond market borrowings to meet our funding requirements. We utilize interest rate swap agreements to reduce the potential exposure to interest rate movements and to achieve a desired proportion of variable versus fixed rate debt. The amounts paid or received on hedges related to debt are recognized as an adjustment to interest expense. The notional amount of the outstanding interest rate swap was $50 million at July 30, 2000.

     We utilize irrevocable standby letters of credit with one-year renewable terms to satisfy workers' compensation self-insurance security deposit requirements. The contract value of the outstanding standby letters of credit as of July 30, 2000 was $6.1 million, which approximates fair value. As discussed in Note 17, we were required to collaterize one of the standby letters of credit in fiscal 2000 in the amount of $2,000 that is included in Restricted cash on the Consolidated Balance Sheet at July 30, 2000. Subsequent to year-end in August 2000, we were required to collaterize another standby letter of credit in the amount of $2,900.

     We also utilize foreign currency exchange contracts, including swap and forward contracts, to hedge existing foreign currency exposures. Foreign exchange gains and losses on derivative financial instruments are recognized and offset foreign exchange gains and losses on the underlying exposures. At July 30, 2000, we had no outstanding foreign exchange contracts in place.

     We are exposed to credit loss in the event of non-performance by the counterparties in swap and forward contracts. We minimize our credit risk on these transactions by only dealing with leading, credit-worthy financial institutions having long-term credit ratings of "A" or better and, therefore, do not anticipate non-performance.

     The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value. The estimated fair value of our senior credit facility bank debt that is classified as Notes payable on the Consolidated Balance Sheet at July 30, 2000, is approximately 88.5% of its carrying value. The estimated fair value of our public bond debt that is included in Long-term debt on the Consolidated Balance Sheet at July 30, 2000 is approximately 45% of its carrying value.

                                      (48)

NOTES TO CONSOLIDATED FINANCIAL                [VLASIC FOODS INTERNATIONAL LOGO]
STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
(in thousands, except per share amounts)

28.  STATEMENTS OF CASH FLOWS

                                                                                 2000              1999               1998
                                                                              -----------       -----------        -----------
Interest paid                                                                 $    49,934       $    43,031        $    10,572
Interest received                                                             $     1,215       $       739        $       388
Income taxes paid                                                             $     1,588       $     6,938        $    20,266


29. QUARTERLY DATA (UNAUDITED)

                                                                                          2000
                                                           -------------------------------------------------------------------
                                                              First             Second             Third             Fourth
                                                           -----------        -----------       -----------        -----------
Net sales                                                  $   234,935        $   238,648       $   221,750        $   206,231
Cost of products sold                                      $   155,261        $   161,611       $   147,000        $   130,659

Earnings (loss) from continuing operations                 $     5,356        $   (16,214)      $    (6,842)       $   (10,939)
Discontinued operations                                         (1,247)            (5,452)            4,571                705
                                                           -----------        -----------       -----------        -----------
Net earnings (loss)                                        $     4,109        $   (21,666)      $    (2,271)       $   (10,234)
                                                           ===========        ===========       ===========        ===========
Earnings (loss) per share
   Continuing operations                                   $      0.12        $    (0.36)*      $     (0.15)*      $    (0.24)*
   Discontinued operations                                 $     (0.03)*      $    (0.12)*      $      0.10        $     0.02
                                                           -----------        -----------       -----------        ----------
   Net earnings (loss)                                     $      0.09        $    (0.48)*      $     (0.05)*      $    (0.22)*
                                                           ===========        ===========       ===========        ==========
Market price
   High                                                    $    8 1/16        $    7  3/4       $   4  1/2         $   2  1/4
   Low                                                     $    6 3/8         $    4  3/8       $   1 11/16        $   1  1/2

                                                                                          1999
                                                           -------------------------------------------------------------------
                                                              First             Second             Third             Fourth
                                                           -----------        -----------       -----------        -----------
Net sales                                                  $   295,493        $   324,393       $   293,261        $   275,124
Cost of products sold                                      $   207,700        $   218,969       $   196,297        $   182,581

Earnings (loss) from continuing operations                 $     4,278        $    11,865       $  (137,507)       $     1,541
Discontinued operations                                            386                (60)           (2,621)            (4,213)
                                                           -----------        -----------       -----------        ----------
Net earnings (loss)                                        $     4,664        $    11,805       $  (140,128)       $    (2,672)
                                                           ===========        ===========       ===========        ==========

Earnings (loss) per share
   Continuing operations                                   $      0.09        $     0.26        $     (3.02)*      $     0.03
   Discontinued operations                                 $      0.01        $     0.00        $     (0.06)*      $    (0.09)*
                                                           -----------        -----------       -----------        ----------
   Net earnings (loss)                                     $      0.10        $     0.26        $     (3.08)*      $    (0.06)*
                                                           ===========        ===========       ===========        ==========

Market price
   High                                                    $  19 15/16        $ 23 13/16        $  21              $  9 1/4
   Low                                                     $  14  3/16        $ 18  1/2         $   7 15/16        $  6 15/16

* Excludes potentially dilutive shares as the result would be antidilutive.

                                      (49)

NOTES TO CONSOLIDATED FINANCIAL                [VLASIC FOODS INTERNATIONAL LOGO]
STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
(in thousands, except per share amounts)


     Net earnings (loss) for fiscal 2000 included special items resulting in a net benefit of $422 pre-tax, or $0.02 per share. The impact to each quarter was as follows:

     - the second quarter of fiscal 2000 included net special charges of $345 pre-tax.
     - the fourth quarter of fiscal 2000 included a net special benefit of $767 pre-tax.

     In addition to these special items, the second quarter fiscal 2000 results were impacted by charges from changes in estimates of trade marketing and customer deductions of approximately $14,500 pre-tax, or $0.20 per share, and in the fourth quarter of fiscal 2000 as part of the normal year-end closing and accounting analysis process, year-end adjustments were recorded that in the aggregate increased earnings before taxes by $320.

     Net earnings (loss) for fiscal 1999 included the impact of special items totaling $132,314 pre-tax ($140,529 after-tax), or $(3.09) per share. The impact to each quarter was as follows:

     - the second quarter of fiscal 1999 included a special benefit of $3,200 pre-tax (with no associated tax impact), or $0.07 per share;
     - the third quarter of fiscal 1999 included net special charges of $136,785 pre-tax ($138,000 after-tax) or $(3.04) per share, and a $7,000 income tax charge on repatriated dividends, or $(0.15) per share.
     - the fourth quarter fiscal 1999 included a net special benefit of $1,271 pre-tax (with no associated tax impact) or $0.03 per share.


30.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement required that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133," which postponed the adoption date of SFAS No. 133. We must adopt the statement beginning fiscal 2001. We anticipate that, due to the limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on our results of operations or financial position.

     In May 2000, the Emerging Issues Task Force (EITF) issued EITF No. 2000-14, "Accounting for Coupons, Rebates and Discounts" that addressed accounting for sales incentives. The Task Force concluded that in accounting for cash sales incentives offered by a manufacturer (for example, coupons to be used at the point of retail sale or mailed in after the retail sale), the manufacturer should recognize the incentive as a reduction of revenue on the later date of the manufacturer's sale to the retailer or the date the offer is made to the public. The reduction of revenues should be measured based on the estimated amount of incentives to be claimed by the ultimate customers. We are currently evaluating the effect that implementation of this pronouncement will have to our financial statements. We must adopt this pronouncement in our fourth quarter of fiscal 2001.

     In September 2000, the EITF reached a final consensus on issue EITF No. 2000-10, "Accounting for Shipping and Handling Revenues and Costs." The Task Force concluded that amounts billed to customers related to shipping and handling should be classified as cost of products sold. Implementation of this standard will result in a reclassification of outbound freight costs from a reduction of net sales to cost of products sold on our Consolidated Statements of Operations. We must adopt this pronouncement in our fourth quarter of fiscal 2001.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                      (50)

FISCAL 2000 ANNUAL REPORT (CONTINUED)          [VLASIC FOODS INTERNATIONAL LOGO]

--------------------------------------------------------------------------------

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections entitled "Election of Directors" and "Directors and Executive Officers Stock Ownership Reports" set forth on pages 2 through 4 and page 9 of Vlasic's Notice of Annual Meeting and Proxy Statement dated October 20, 2000 (the "2000 Proxy Statement") are incorporated herein by reference.

         The information required by this Item relating to the executive officers of Vlasic is set forth in Part I of this report on page 9 under the heading "Executive Officers of Vlasic".


ITEM 11.   EXECUTIVE COMPENSATION

     The information set forth on pages 11 through 12 of the 2000 Proxy Statement in the section entitled "Compensation of Executive Officers" is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is set forth at pages 7 through 9 of the 2000 Proxy Statement in the sections entitled "Ownership by Directors and Executive Officers" and "Principal Shareowners" and is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is set forth on page 13 of the 2000 Proxy Statement in the section entitled "Related Party Transactions" and is incorporated herein by reference.

                                      (51)

FISCAL 2000 ANNUAL REPORT (CONTINUED)          [VLASIC FOODS INTERNATIONAL LOGO]

--------------------------------------------------------------------------------

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

         Vlasic Foods International, Inc.  See Part II pages 24 through 50.

     2. Financial Statement Schedules

         None.


     3. EXHIBITS
         NO.      DESCRIPTION

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

         2.1      Stock Purchase Agreement entered into among Vlasic Foods International Inc., Money's Foods (U.S.)Ltd. and
                  Money's Mushrooms Ltd. on December 17, 1999 was filed as Exhibit 2.1 to Vlasic's Form 8-K dated December
                  17, 1999, and is incorporated herein by reference.

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

         9.2      Amendment to the Major Stockholders' Voting Trust Agreement dated March 2, 2000, as filed on Form 13D.

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

                                      (52)

FISCAL 2000 ANNUAL REPORT (CONTINUED)          [VLASIC FOODS INTERNATIONAL LOGO]

--------------------------------------------------------------------------------

        10.6      Amended and Restated Credit Agreement dated as of September 30, 1998 among Vlasic Foods International Inc., the banks party hereto, Morgan Guaranty Trust Company of New York and The Chase Manhattan Bank, as agents was filed as
                  Exhibit 10.6 to the Form 10-K dated October 20, 1998 and is incorporated herein by reference. Exhibit 10.15 and
                  Exhibit 10.18 further amended this agreement. Exhibit 10.16 and Exhibit 10.17 contain certain waivers related to this Exhibit.

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

        10.15     Amendment No. 1 to Amended and Restated Credit Agreement dated June 9, 1999 among Vlasic Foods
                  International Inc., the banks party hereto, Morgan Guaranty Trust Company of New York and The Chase
                  Manhattan Bank, as agents, was filed as Exhibit 10.2 to the Form 10-Q for the Quarter ended May 2, 1999, and is incorporated herein by reference.

        10.16     Waiver No. 3 under Amended and Restated Credit Agreement dated as of February 29, 2000 among Vlasic Foods
                  International Inc., the banks party hereto, Morgan Guaranty Trust Company of New York and The Chase Manhattan
                  Bank, as agents, was filed as Exhibit 10.1 to the Form 10-Q for the Quarter ended January 30, 2000, and is incorporated herein by reference.

        10.17     Waiver No. 4 under Amended and Restated Credit Agreement dated as of June 14, 2000 among Vlasic Foods
                  International Inc., the banks party hereto, Morgan Guaranty Trust Company of New York and The Chase Manhattan
                  Bank, as agents, was filed as Exhibit 10.1 to Vlasic's Form 8-K dated June 16, 2000, and is incorporated herein by reference.

        10.18     Amendment No. 2 and Waiver No. 5 under Amended and Restated Credit Agreement dated as of June 28, 2000 among Vlasic Foods International Inc., the banks party hereto, Morgan Guaranty Trust Company of New York and The Chase Manhattan Bank, as agents, was filed as Exhibit 10.1 to Vlasic's Form 8-K dated June 28,
                  2000, and is incorporated herein by reference.

        10.19     Supplemental Term Sheet dated June 26, 2000 Dealing with Family Participation for Amendment No. 2 and
                  Waiver No. 5 Under Amended and Restated Credit Agreement was filed as Exhibit 10.2 to Vlasic's Form 8-K dated June 28, 2000, and is incorporated herein by reference.

        10.20     Master Loan Participation Agreement dated as of August 2, 2000 among the Dorrance Family Participants, the
                  Participating Banks, Morgan Guaranty Trust Company of New York as administrative agent and Vlasic Foods
                  International Inc. was filed as Exhibit 10.3 to Vlasic's Form 8-K dated June 28, 2000, and is incorporated herein by reference.



                                      (53)

FISCAL 2000 ANNUAL REPORT (CONTINUED)          [VLASIC FOODS INTERNATIONAL LOGO]

--------------------------------------------------------------------------------


        10.21     Escrow Agreement dated as of August 2, 2000 by and among Vlasic Foods International Inc. the Dorrance Family
                  Participants, the Morgan Guaranty Trust Company of New York as administrative agent and Wells Fargo Bank
                  Minnesota, National Association was filed as Exhibit 10.4 to Vlasic's Form 8-K dated June 28, 2000, and is incorporated herein by reference.

        10.22*    Severance Protection Agreement for Robert F. Bernstock, President and Chief Executive Officer, dated
                  August 11, 2000.

        10.23*    Confidential Information and Non-Competition Agreement for Robert F. Bernstock, President and Chief
                  Executive Officer, dated August 11, 2000.

        10.24*    Incentive Compensation Agreement for Robert F. Bernstock, President and Chief Executive Officer, dated
                  August 11, 2000.

        20.1      Foodservice Supply Amendment Agreement between Vlasic Foods International Inc. and Campbell Soup Company
                  dated March 24, 2000 was filed as Exhibit 20.1 to the Form 8-K dated March 24, 2000, and is incorporated herein by reference.

        20.2      Foodservice Supply Agreement between Vlasic Foods International Inc. and Campbell Soup Company dated March
                  30, 1998 was filed as Exhibit 20.2 to the Form 8-K dated March 24, 2000, and is incorporated herein by reference.

        21.1      Subsidiaries of Vlasic.

        23.1      Consent of Independent Accountants.

        24.1      Power of Attorney.

        24.2      Certified copy of the resolution of Vlasic's Board of Directors authorizing signatures pursuant to a power of attorney.

        27.1      Financial Data Schedule (not considered to be filed)


     (b) Reports on Form 8-K

     We filed a Current Report on Form 8-K, dated June 16, 2000, with the Securities and Exchange Commission on June 30, 2000 regarding the extension of our existing waivers under our senior credit facility bank obligations.

     We also filed a Current Report on Form 8-K , dated June 28, 2000, with the Securities and Exchange Commission on August 22, 2000 regarding the finalization of the extension of such waiver under our senior credit facility through February 2001.

     * Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this report.

                                      (54)

FISCAL 2000 ANNUAL REPORT (continued)          [VLASIC FOODS INTERNATIONAL LOGO]

--------------------------------------------------------------------------------


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12b-15 promulgated by the Securities and Exchange Commission under the Exchange Act, Vlasic has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


     Date:   October 17, 2000                                 VLASIC FOODS INTERNATIONAL INC.


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


     Date:    October 17, 2000

                                                              By:       /s/ Joseph Adler
                                                                    ------------------------------------
                                                                                Joseph Adler
                                                                 Principal Financial and Accounting Officer


     Donald J. Keller               Chairman and Director              }
     Robert F. Bernstock            President, Chief Executive         }
                                    Officer and Director               }
     Robert T. Blakely              Director                           }        By: /s/ Norma B. Carter
     Morris A. Cohen                Director                           }           -------------------------------
     Tristram C. Colket, Jr.        Director                           }        Norma B. Carter
     Lawrence C. Karlson            Director                           }        Vice President, General Counsel and
     Shaun F. O'Malley              Director                           }        Corporate Secretary

                                      (55)

REPORT OF MANAGEMENT                           [VLASIC FOODS INTERNATIONAL LOGO]

--------------------------------------------------------------------------------

     The accompanying financial statements have been prepared by our management in conformity with generally accepted accounting principles to reflect the financial position of Vlasic and our operating results. Financial information appearing throughout this Annual Report is consistent with that in the financial statements. Management is responsible for the information and representations in such financial statements, including the estimates and judgements required for their preparation. In order to meet its responsibility, management maintains a system of internal controls designed to assure that assets are safeguarded and that financial records properly reflect all transactions. We also maintain a worldwide auditing function to periodically evaluate the adequacy and effectiveness of such internal controls, as well as our administrative procedures and reporting practices.

     The report of PricewaterhouseCoopers LLP, our independent accountants, covering their audit of the financial statements, is included in this annual report. Their independent audit of our financial statements includes a review of the system of internal accounting controls to the extent they consider necessary to evaluate the system as required by generally accepted auditing standards. Our internal auditors report directly to the Audit Committee of the Board of Directors, which is composed entirely of Directors who are not officers or employees of Vlasic.

     The Audit Committee meets periodically with the internal auditors, other management personnel, and the independent accountants. The independent accountants and the internal auditors have had, and continue to have, direct access to the Audit Committee without the presence of other management personnel, and have been directed to discuss the results of their audit work and any matters they believe should be brought to the Committee's attention.


                         /s/ Robert F. Bernstock                                   /s/ Joseph Adler
                           Robert F. Bernstock                                         Joseph Adler
                             President and                                     Vice President and Controller
                         Chief Executive Officer

September 13, 2000


REPORT OF INDEPENDENT ACCOUNTANTS
--------------------------------------------------------------------------------

To the Board of Directors and Shareowners of Vlasic Foods International, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareowners' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Vlasic Foods International, Inc. and its subsidiaries at July 30, 2000 and August 1, 1999, and the results of their operations and their cash flows for each of the three years in the period ended July 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
September 13, 2000

                                      (56)