Form 10-Q
period 2000-10-29
VLASIC FOODS INTERNATIONAL INC
filed 2000-12-13
CIK 1056312

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



  FOR THE QUARTERLY PERIOD ENDED                      COMMISSION FILE NUMBER
        OCTOBER 29, 2000                                      1-13933


                                  VLASIC [LOGO]
                            FOODS INTERNATIONAL INC.


         NEW JERSEY                                           52-2067518
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

                               YES [X]     NO [ ]


      THERE WERE 45,418,203 SHARES OF COMMON STOCK OUTSTANDING AS OF DECEMBER 1, 2000.

                           VLASIC FOODS INTERNATIONAL

                                      INDEX

PART I.   FINANCIAL INFORMATION                                                 Page
                                                                                 No.
     Item 1. Financial Statements

      Consolidated Statements of Operations (unaudited) for the three months      2
      ended October 29, 2000 and October 31, 1999

      Consolidated Balance Sheets as of October 29, 2000 (unaudited) and July     3
      30, 1999 (audited)

      Consolidated Statements of Cash Flows (unaudited) for the three months      4
      ended October 29, 2000 and October 31, 1999

      Consolidated Statements of Shareowners' Deficit (unaudited) for the         5
      three months ended October 29, 2000 and October 31, 1999

      Notes to Consolidated Financial Statements (unaudited)                      6

     Item 2.   Management's Discussion and Analysis of Results of Operations     17
               and Financial Condition

     Item 3.   Market Risk                                                       28


PART II.   OTHER INFORMATION

     Item 1.   Legal Proceedings                                                 29
     Item 2.   Changes in Securities                                             29
     Item 3.   Defaults upon Senior Securities                                   29
     Item 4.   Submission of Matters to a Vote of Security Holders               29
     Item 5.   Other Information                                                 29
     Item 6.   Exhibits and Reports on Form 8-K                                  29

SIGNATURE PAGE                                                                   30

                          PART I. FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS


                            VLASIC FOODS INTERNATIONAL

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (in thousands, except per share amounts)

                                                                 THREE MONTHS ENDED
                                                           -------------------------------
                                                           October 29,          October 31,
                                                              2000                  1999
                                                           ---------             ---------
Net sales                                                  $ 215,252             $ 234,935
                                                           ---------             ---------

Costs and expenses
  Cost of products sold                                      148,353               155,261
  Marketing and selling expenses                              54,613                45,309
  Administrative expenses                                     14,668                11,409
  Research and development expenses                            1,786                 2,066
  Other expense, net                                          (3,159)                  585
  Special items                                              117,000                    --
                                                           ---------             ---------
    Total costs and expenses                                 333,261               214,630
                                                           ---------             ---------

Earnings (loss) before interest and taxes                   (118,009)               20,305
  Interest expense                                            14,758                11,619
  Interest income                                                294                    95
                                                           ---------             ---------
Earnings (loss) before taxes                                (132,473)                8,781
Taxes on earnings                                             16,400                 3,425
                                                           ---------             ---------
Earnings (loss) from continuing operations                  (148,873)                5,356
Earnings (loss) from discontinued
  operations, net of tax                                          --                (1,247)
                                                           ---------             ---------
Net earnings (loss)                                        $(148,873)            $   4,109
                                                           =========             =========


Earnings (loss) per share - basic
  Earnings (loss) from continuing operations               $   (3.28)            $    0.12
  Earnings (loss) from discontinued operations             $      --             $   (0.03)
                                                           ---------             ---------
  Net earnings (loss)                                      $   (3.28)            $    0.09
                                                           =========             =========

Weighted average shares outstanding - basic                   45,418                45,502

Earnings (loss) per share - assuming dilution
  Earnings (loss) from continuing operations               $   (3.28)            $    0.12
  Earnings (loss) from discontinued operations             $      --             $   (0.03)
                                                           ---------             ---------
  Net earnings (loss)                                      $   (3.28)            $    0.09
                                                           =========             =========

Weighted average shares outstanding
  - assuming dilution                                         45,418*               45,529*


*Excludes potentially dilutive shares as the result would be antidilutive.


See accompanying Notes to Consolidated Financial Statements.

                 VLASIC FOODS INTERNATIONAL

                 CONSOLIDATED BALANCE SHEETS
                       (in thousands)

                                                                         October 29,            July 30,
                                                                             2000                  2000
                                                                          ---------             ---------
                                                                         (unaudited)             (audited)
Current assets
  Cash and cash equivalents                                               $  10,012             $  24,092
  Restricted cash                                                             7,358                 9,873
  Accounts receivable                                                        65,346                55,836
  Inventories                                                               135,464               129,973
  Other current assets                                                        6,004                 3,079
                                                                          ---------             ---------
    Total current assets                                                    224,184               222,853
                                                                          ---------             ---------

  Plant assets, net                                                         176,652               266,347
  Deferred income taxes                                                          --                16,193
  Other assets, principally intangible assets, net                           57,481                76,780
                                                                          ---------             ---------
    Total assets                                                           $458,317             $ 582,173
                                                                          =========             =========

Current liabilities
  Notes payable                                                           $ 285,783             $ 285,287
  Payable to suppliers and others                                            51,470                51,245
  Accrued liabilities                                                        70,498                60,423
                                                                          ---------             ---------
    Total current liabilities                                               407,751               396,955
                                                                          ---------             ---------

Long-term debt                                                              197,258               197,230
Deferred income taxes                                                         3,095                 3,171
Other liabilities                                                            41,885                44,285
                                                                          ---------             ---------
    Total liabilities                                                       649,989               641,641
                                                                          ---------             ---------

Shareowners' deficit
  Preferred stock, no par value; authorized 4,000 shares;
    none issued                                                                  --                    --
  Common stock, no par value; authorized 56,000 shares;
    issued 45,418 shares at October 29, 2000 and July 30, 2000              137,758               137,758
  Accumulated deficit                                                      (330,381)             (181,508)
  Accumulated other comprehensive loss                                          951               (15,718)
                                                                          ---------             ---------
    Total shareowners' deficit                                             (191,672)              (59,468)
                                                                          ---------             ---------
Total liabilities and shareowners' deficit                                $ 458,317             $ 582,173
                                                                          =========             =========


See accompanying Notes to Consolidated Financial Statements.

                           VLASIC FOODS INTERNATIONAL
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)


                                                                                   THREE MONTHS ENDED
                                                                             -------------------------------
                                                                             October 29,          October 31,
                                                                                 2000                 1999
                                                                              ---------             --------
Cash flows from operating activities
    Earnings (loss) from continuing operations                                $(148,873)            $  5,356
    Non-cash charges to earnings (loss) from continuing operations
      Special items                                                             117,000                   --
      Depreciation and amortization                                               7,945                7,530
      Amortization of debt issuance costs                                         2,104                  388
      Loss on sale of plant assets                                                  184                   --
      Deferred income taxes                                                      16,197                2,148
      Postretirement healthcare benefits                                            874                1,050
      Deferred compensation                                                      (3,300)                  99
      Other, net                                                                     75                   28
    Changes in working capital
      Accounts receivable                                                       (10,016)             (25,513)
      Inventories                                                                (6,490)             (14,673)
      Payable to suppliers and other                                                717              (13,200)
      Other current assets and liabilities                                        6,143               (4,018)
                                                                              ---------             --------
         Net cash used in operating activities                                  (17,440)             (40,805)
                                                                              ---------             --------

Cash flows from investing activities
    Purchases of plant assets                                                    (1,922)              (3,664)
    Sales of plant assets                                                           521                  189
    Proceeds from businesses sold                                                 4,751                   --
    Other, net                                                                     (238)                 (35)
                                                                              ---------             --------
         Net cash provided by (used in) investing activities                      3,112               (3,510)
                                                                              ---------             --------

Cash flows from financing activities
    Borrowings of senior credit facility                                          2,000               64,400
    Repayments of senior credit facility                                         (1,500)             (34,300)
    Repayments of short-term debt and capital lease obligations                     (25)                 (44)
                                                                              ---------             --------
         Net cash provided by financing activities                                  475               30,056
                                                                              ---------             --------

    Net cash provided by discontinued operations                                     --                3,414
    Effect of exchange rate changes on cash                                        (227)                (259)
                                                                              ---------             --------
         Net change in cash and cash equivalents                                (14,080)             (11,104)

Cash and cash equivalents - beginning of period                                  24,092               11,316
                                                                              ---------             --------
Cash and cash equivalents - end of period                                     $  10,012             $    212
                                                                              =========             ========


See accompanying Notes to Consolidated Financial Statements.

                           VLASIC FOODS INTERNATIONAL

          CONSOLIDATED STATEMENTS OF SHAREOWNERS' DEFICIT (UNAUDITED)
                                 (in thousands)


                                                                                                      Accumulated
                                                              Common Stock                                Other           Total
                                                            --------------------      Accumulated      Comprehensive   Shareowners'
                                                            Shares       Amount          Deficit      Earnings (Loss)    Deficit
                                                            ------       ------          -------      ---------------    -------
Balance at August 1, 1999                                   45,418     $ 137,758       $ (151,446)       $ (6,713)      $ (20,401)

Comprehensive earnings:
  Net earnings                                                                              4,109                           4,109
  Other comprehensive earnings
    Foreign currency translation adjustments                                                                1,242           1,242
                                                                                                                       -----------
  Comprehensive earnings                                                                                                    5,351
                                                            ------     ---------       ----------           -----      ----------
Balance at October 31, 1999                                 45,418     $ 137,758       $ (147,337)       $ (5,471)      $ (15,050)
                                                            ======     =========       ==========           =====      ==========

Balance at July 30, 2000                                    45,418     $ 137,758       $ (181,508)      $ (15,718)      $ (59,468)

Comprehensive earnings (loss):
  Net loss                                                                               (148,873)                       (148,873)
  Cumulative effect of accounting change                                                                    1,306           1,306
  Other comprehensive earnings (loss)
    Foreign currency translation adjustments                                                               15,943          15,943
    Change in fair value of derivative financial instrument                                                  (580)           (580)
                                                                                                                       -----------
  Comprehensive earnings (loss)                                                                                          (132,204)
                                                            ------     ---------       ----------           -----      ----------
Balance at October 29, 2000                                 45,418     $ 137,758       $ (330,381)          $ 951      $ (191,672)
                                                            ======     =========       ==========           =====      ==========


See accompanying Notes to Consolidated Financial Statements.

                           VLASIC FOODS INTERNATIONAL
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)


1.    INTERIM FINANCIAL INFORMATION

      The accompanying unaudited consolidated financial statements for the three months ended October 29, 2000 and October 31, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition beginning on page 17 and in our Annual Report, Form 10-K for the fiscal year ended July 30, 2000.


2.    GOING CONCERN MATTERS

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note 10, we have significant borrowings which require, among other things, compliance with certain financial ratios, specifically a debt/EBITDA ratio and a fixed charge coverage ratio, on a quarterly basis. As a result of operating losses incurred during the second, third, and fourth quarters in fiscal 2000, and the first quarter in fiscal 2001, we were not in compliance with the financial ratio covenants under our senior credit facility. However, we requested and received a waiver through February 28, 2001 in consideration for the payment of a fee and an increase in interest rates. There are three key provisions of the waiver: (1) an escrow deposit to pay the January 2, 2001 interest payment of $10.25 million on the senior subordinated notes ("January Interest Payment") must be established by December 28, 2000 and cannot be funded with funds generated from operations or proceeds of asset sales, as is more fully described below; (2) certain events, including the payment in full of our indebtedness outstanding under the senior credit facility, must take place by the expiration of the waiver, or if there is a Standstill Period (as defined and discussed below), the expiration of the Standstill Period, or else we will be required to pay an additional fee in the amount of $1.5 million to the senior credit facility bank syndicate; and (3) we must comply with certain tests of minimum sales and net worth and maximum capital expenditures.

      If the January Interest Payment is not paid within 30 days of the due date, there would be an event of default which upon a vote of the holders of at least 25% of the senior subordinated notes could cause them to be accelerated.

      The terms of the waiver require the Company to deposit an amount in escrow on or before December 28, 2000 for payment of the January Interest Payment ("Escrow"). The waiver as presently in force precludes the Escrow from being funded with funds generated from operations or proceeds of asset sales. Failure to timely fund the Escrow would cause the waiver to expire on December 28, 2000. In such event, the waiver provides for a "Standstill Period" following expiration of the waiver during which Events of Default would continue to be waived. However, if the Escrow is not funded on or before December 28, 2000, the principal of the bank loans could be accelerated and a "payment blockage notice" could be delivered on the Company preventing it from making the January Interest Payment. The Standstill Period would expire on the later of (a) January 30, 2001 and (b) a forbearance date specified in any agreement by the holders of more than 75% of the outstanding senior subordinated notes to not accelerate the principal of such notes or enforce any other remedies for the enforcement of collection of such notes. The expiration of the Standstill Period would, however, be no later than February 28, 2001.

      It is unlikely that we will be able to make the escrow deposit by December 28, 2000 or the January Interest Payment prior to the end of the grace period on January 30, 2001. However, we expect that the senior credit facility bank group will allow us to proceed with the strategic review process at least until the end of January.

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

would become immediately due and payable. Given our current situation, we have ongoing regular discussions with the members of the senior credit facility. As part of these discussions, we review our compliance with the applicable financial covenants of the waiver. We believe we are in compliance with the financial covenants of the waiver as of October 29, 2000. However, although we believe we are in compliance with the financial covenants of the waiver as of the end of the first fiscal quarter, October 29, 2000, we believe, that because of a projected loss in our second fiscal quarter ending January 28, 2001, it is probable that we will not be in compliance with the minimum net worth test as of the end of the second fiscal quarter.

      We are exploring strategic opportunities for the Company, which is likely to result in the sale of the Company in whole or in part. The investment banking firm of Lazard Freres & Co. has been hired to assist with this strategic review and to solicit bids on our behalf. We have received bids for our businesses and are in continuing discussions with one or more potential buyers for a part or the whole of the Company. Since this process is still ongoing, no assurances can be given that definitive contracts will be signed or that, if signed, closings will occur. It is also possible that, if the Board of Directors determines the proposed selling prices are insufficient, one or more of the businesses will be retained to be sold possibly in the future.

      Our ability to operate as a going concern is dependent upon our ability to either refinance our senior credit facility or avoid default and acceleration under it. As it is unlikely that the Company can secure alternative financing sources, either the process of selling the Company in whole or in part must be completed by the expiration of the Standstill Period described above and all the loans under the senior credit facility repaid or the senior credit facility bank group must agree to a further waiver and extension. If the Company is not sold by the expiration of the Standstill Period described above or the waiver has not been extended, there will be an event of default and it is probable that the Company could not raise the funds to pay off all of its debts.

      It is possible that the sales of our businesses will either not be complete by the end of the Standstill Agreement or, if complete, will not generate sufficient proceeds to repay the loans under the senior credit facility. Further, it is unlikely we will make the January Interest Payment. Nevertheless, assuming that our vendors continue to provide us trade credit as they have to date, our cash flow forecasts indicate that we will generate enough funds from operations to meet our operating cash needs until the height of pickle packing season in July 2001.

      Unfavorable developments which could result from any of the above contingencies or otherwise could lead to a default under the senior credit facility or the senior subordinated notes under which the debts would become immediately due and payable or could lead to a contraction in the availability of trade credit, either of which might require that we would file for protection from our creditors under the Bankruptcy Act.


3.    SPECIAL ITEMS

      ADJUSTMENT OF ASSETS TO FAIR VALUE - As disclosed in the Summary of Significant Accounting Policies in our Form 10K, we periodically review the recoverability of plant assets and intangibles based principally on an analysis of cash flows. We made such a review and two adjustments were necessary and were recorded in the first quarter of fiscal 2001 to reduce certain assets to fair value.

      As the result of ongoing diminished cash flows in our operations in the United Kingdom, the carrying value of the net assets of our UK businesses was reduced to fair value based upon estimates of selling values less costs to sell. This asset impairment amounted to $96 million.

                           VLASIC FOODS INTERNATIONAL
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)


3.    SPECIAL ITEMS (CONTINUED)

      As the result of the revised contract for frozen foodservice copacking for Campbell Soup Company, the carrying value of one of our buildings in the Omaha frozen food plant was reduced to fair value based upon estimated selling values less costs to sell. This asset impairment amounted to $21 million.

      These asset impairment charges are included in the "Special Items" line of the Consolidated Statement of Operations for the three months ended October 29, 2000. There are no tax benefits associated with these charges. Therefore, net earnings and earnings per share were reduced by $117.0 million or $2.58 per share.

      INCOME TAXES - DEFERRED TAX VALUATION ALLOWANCE - Although the strategic review process is not yet complete, based on recent discussions, management has reason to believe that the net proceeds to be realized upon sale of the company in whole or in part will not result in a taxable gain of the magnitude necessary to realize the net book value of the U.S. deferred tax asset on the July 30, 2000 balance sheet. Accordingly, a valuation allowance of $16.3 million was recorded in the first quarter fiscal 2001 to reduce the net carrying value of the deferred tax asset to zero. Also, no tax benefit was provided for the first quarter fiscal 2001 operating losses in the U.S. or the UK.


4.    DISCONTINUED OPERATIONS

      In an effort to focus on our core "Vlasic" and "Swanson" businesses and to pay down debt, we sold Vlasic Farms, Inc., our fresh mushroom business to Money's Mushrooms Ltd. on January 31, 2000. The sale price was $50 million, less post-closing purchase price adjustments of approximately $4.8 million. The net proceeds, net of transaction closing costs and amounts held on deposit to cover certain future costs related to the transaction, were used to repay a portion of the indebtedness outstanding under our senior credit facility. Funds of $2.5 million remain on deposit for the anticipated severance payments and certain other indemnified costs and are included in the Restricted cash amounts on the Consolidated Balance Sheet at October 29, 2000. Any funds held on deposit remaining after payment of the specified items will be used to repay a portion of the indebtedness outstanding under our senior credit facility.

      Liabilities retained by us included certain indemnified costs, property taxes and medical claims totalling $1.5 million and are included in Accrued liabilities on the Consolidated Balance Sheet at October 29, 2000. We also retained pre-sale projected benefit obligations for pensions and other postretirement benefits of approximately $14.1 million and $8.1 million, respectively as of July 30, 2000. The projected benefit obligations for pensions and other postretirement benefit are recorded in Other liabilities on the Consolidated Balance Sheet as of October 29, 2000.

      In conjunction with the sale we entered into a Transition Services Agreement with the buyers through January 31, 2001, whereby we will continue to perform certain administrative and accounting functions for fees that approximate cost. During the three months ended October 29, 2000, we received $0.4 million in such fees, which are included in Other expense, net in the Consolidated Statements of Operations.

      We remain contingently liable for workers' compensation claims incurred prior to the sale of the mushroom business of approximately $4 million in the event the buyer fails to satisfy this liability. On November 2, 2000, the buyer filed for protection under Chapter 11 of the U.S. bankruptcy code. We are unable at this time to make any assessment of the likelihood of our being required to make any payments for these workers' compensation claims.

      In accordance with Accounting Principles Board Opinion No. 30 (APB 30), "Reporting the Results of Operations - Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", the results of Vlasic Farms, Inc. have been reported separately as a discontinued operation for the three months ended October 31, 1999 and for the subsequent period through December 17, 1999, the measurement date. The loss from discontinued operations subsequent to the

                           VLASIC FOODS INTERNATIONAL
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)


4.    DISCONTINUED OPERATIONS (CONTINUED)

measurement date of December 17, 1999 through January 30, 2000 (the phase-out period) of $0.8 million was deferred and recorded as a reduction to the net gain on disposal in the third quarter fiscal 2000. Net sales, earnings (loss) before taxes and net loss applicable to discontinued operations were as follows:


                                                          THREE
                                                          MONTHS
                                                           ENDED
                                                        -----------
                                                        October 31,
                                                           1999
                                                        -----------
Net sales                                                 $ 29,469
                                                        ===========

Loss before taxes                                         $ (2,022)
Taxes on earnings                                              775
                                                        -----------
Loss from discontinued operations, net of tax             $ (1,247)
                                                        ===========


5.    CHANGE IN ACCOUNTING PRINCIPLE

      Effective July 31, 2000, the Company adopted the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities." This statement requires all derivative instruments to be measured at fair value and be recognized as either assets or liabilities in the balance sheet. As of the date of adoption, the Company was a counterparty to an interest rate swap agreement to effectively hedge a certain amount of its exposure to variability in the interest payments on the borrowings under the Senior Credit Facility (see
Note 10). Interest rate swaps have been used by the Company to manage risk associated with interest rate movements and to achieve an acceptable proportion of variable versus fixed rate debt. The swap has a notional amount of $50 million, matures February 2003 and obligates the company to pay interest at a fixed rate of 5.895% while receiving from the counterparty interest payments at 3 month LIBOR, which was 6.815% as of October 29, 2000. The adjustment made on July 31, 2000 to reflect the interest rate swap at fair value in Other current assets was approximately $1.3 million. As the interest rate swap is a cash flow hedge, this adjustment was recorded to Accumulated other comprehensive earnings
(loss) as the cumulative effect of an accounting change. During the first quarter, the fair value of the interest rate swap decreased by approximately $0.6 million. This loss is reflected in Other comprehensive earnings (loss).

      During November 2000, the Company terminated the interest rate swap, receiving approximately $0.6 million. The proportion of variable versus fixed rate debt was impacted by this termination, but remains at a level deemed acceptable under the Company's risk management policy.

                           VLASIC FOODS INTERNATIONAL
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)


6. RESTRUCTURING CHARGES

                                         Severance
                                        and Benefits
                                        ------------
Balance at July 30, 2000                    $ 487
Fiscal 2001 spending                         (155)
                                            -----
Balance at October 29, 2000                 $ 332
                                            =====


      A special charge of $1.5 million ($1.0 million after-tax) was recorded in the second quarter of fiscal 2000 associated with reductions in the United States headquarters workforce. This restructuring program was designed to streamline the organization and reflects the need for a smaller infrastructure. In the fourth quarter of fiscal 2000, it was estimated that $0.3 million ($0.2 million after-tax) of the original reserve would not be utilized due to higher than anticipated voluntary employee turnover. Accordingly, this amount was reversed. The $1.2 million net charge ($0.8 million after-tax) represented severance and employee benefit costs that were expected to be paid in cash. As of October 29, 2000, twenty-one individuals had been severed. This restructuring program is substantially complete. The restructuring accruals are included in Accrued liabilities on the Consolidated Balance Sheets.


7.    RESTRICTED CASH


                                                                                 October 29,         July 30,
                                                                                    2000              2000
                                                                                   ------            ------
Funds held on deposit related to mushroom divestiture                              $2,458            $7,272
Funds held on deposit related to workers' compensation letter of credit             4,900             2,039
Proceeds from asset sale                                                               --               562
                                                                                   ------            ------
    Total                                                                          $7,358            $9,873
                                                                                   ======            ======


      In connection with the divestiture of Vlasic Farms, Inc. during fiscal 2000, funds of $7.3 million, including interest, were held on deposit for anticipated purchase price adjustments, severance payments and certain other indemnified costs. In July 2000, upon determination of the final purchase price, we paid to the buyer approximately $4.8 million from our general cash account. A like amount was released to us during August 2000 from funds held on deposit. The remaining deposit amount held in restricted cash will be used for payment of severance and other indemnified costs.

      In order to satisfy certain worker's compensation self-insurance security deposit requirements, we have two irrevocable letters of credit which we were required to collaterize with deposits of $2.7 million and $2.2 million, respectively.

      Additionally, in conjunction with an asset sale in July 2000, we received proceeds of $562 which in accordance with the terms and conditions of our senior credit facility were required to be used to pay down amounts under the senior credit facility. As such, this amount was held in restricted cash at July 30, 2000 and during August 2000, was used to repay a portion of the indebtedness outstanding under our senior credit facility.

                           VLASIC FOODS INTERNATIONAL
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)



8. SEGMENT AND GEOGRAPHIC AREA INFORMATION

   We have three segments that are organized based upon similar economic characteristics, manufacturing processes, marketing strategies and distribution channels. The FROZEN FOODS segment consists of Swanson frozen foods in the United States and Canada and contract manufacturing of primarily frozen foodservice products in the United States. The GROCERY PRODUCTS segment includes Vlasic retail and foodservice pickles and condiments and Open Pit barbecue sauce in the United States. The UNITED KINGDOM OPERATIONS segment includes Freshbake frozen foods and SonA and Rowats pickles, canned beans and vegetables in the United Kingdom. For the three months ended October 31, 1999, the Vlasic Farms mushroom business was classified as a discontinued operation and excluded from segment information. General corporate expenses and assets had previously been allocated to the segments. We evaluate segment performance based on earnings before interest and taxes.


                                                             THREE MONTHS ENDED
                                                     -------------------------------
                                                     October 29,           October 31,
SEGMENT INFORMATION                                     2000                  1999
                                                     ----------            ----------
Net Sales
  Frozen Foods                                       $ 135,174             $ 139,929
  Grocery Products                                      52,629                58,944
  United Kingdom Operations                             27,449                36,062
                                                     ---------             ---------
    Total                                            $ 215,252             $ 234,935
                                                     =========             =========

Earnings (Loss) Before Interest and Taxes
from Continuing Operations
  Frozen Foods                                       $ (14,709)            $  15,243
  Grocery Products                                      (3,690)                7,569
  United Kingdom Operations                            (99,891)                 (405)
  Unallocated Corporate Expenses                           281                (2,102)
                                                     ---------             ---------
    Total                                            $(118,009)            $  20,305
                                                     =========             =========


                                                     October 29,           July 30,
                                                        2000                2000
                                                     ----------           ---------
Total Assets
  Frozen Foods                                        $207,421            $262,828
  Grocery Products                                     200,439             182,351
  United Kingdom Operations                             50,457             136,994
                                                      --------            --------
    Total                                             $458,317            $582,173
                                                      ========            ========

                           VLASIC FOODS INTERNATIONAL
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)



8.    SEGMENT AND GEOGRAPHIC AREA INFORMATION (CONTINUED)


                                                          THREE MONTHS ENDED
                                                     ------------------------------
                                                     October 29,          October 31,
GEOGRAPHIC INFORMATION                                  2000                 1999
                                                     ----------           -----------
Net Sales
  United States                                      $ 181,044             $192,756
  Europe and Canada                                     34,208               42,179
                                                     ---------             --------
    Total                                            $ 215,252             $234,935
                                                     =========             ========

Earnings (Loss) Before Interest and Taxes
from Continuing Operations
  United States                                      $ (18,928)            $ 19,599
  Europe and Canada                                    (99,081)                 706
                                                     ---------             --------
    Total                                            $(118,009)            $ 20,305
                                                     =========             ========


9. INVENTORIES


                                                     October 29,             July 30,
                                                         2000                  2000
                                                     -----------            ---------
Raw materials, containers and supplies                $  26,311             $  31,148
Finished product                                        121,187               108,560
                                                      ---------             ---------
                                                        147,498               139,708
Less: Adjustment to LIFO basis                          (12,034)               (9,735)
                                                      ---------             ---------
  Total                                               $ 135,464             $ 129,973
                                                      =========             =========

      Inventories for which the last in, first out (LIFO) method of determining cost is used represented approximately 80% and 73% of inventories at October 29, 2000 and July 30, 2000, respectively.

                           VLASIC FOODS INTERNATIONAL
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)



10.   DEBT

                                                                   October 29,          July 30,
                                                                      2000                2000
                                                                    --------            --------
Notes payable
  Senior credit facility                                            $285,700            $285,200
  Other                                                                   83                  87
                                                                    --------            --------
    Total notes payable                                             $285,783            $285,287
                                                                    ========            ========


Long-term debt
  $200 million 10 1/4% Senior subordinated notes due 2009,
    less unamortized discount                                       $197,195            $197,146
  Capital lease obligations and other                                     63                  84
                                                                    --------            --------
    Total long-term debt                                            $197,258            $197,230
                                                                    ========            ========

      In fiscal 1999, we issued senior subordinated notes with an aggregate principal amount of $200 million at an issue price of 98.472%. The notes mature on July 1, 2009. Interest on the notes accrues at the rate of 10 1/4% per annum and is payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2000. On or after July 1, 2004, the notes may be redeemed in whole or in part at a stated price.

      The amended senior credit facility consists of (1) a senior secured term loan in a principal amount of $100 million and (2) senior secured revolving credit commitments providing for revolving loans, in the aggregate amount of up to $223.5 million. The senior credit facility has a final maturity date of February 20, 2003. We are required to make mandatory prepayments on the senior credit facility and permanently reduce revolving credit commitments under certain circumstances, including upon certain asset sales, issuance of debt securities, issuance of equity securities and receipt of casualty proceeds which includes property insurance proceeds and condemnation awards. At our option, subject to certain requirements, loans may be prepaid in whole or in part. Under the revolving credit facility, the maximum amount of borrowings available is equal to the revolving credit commitment less any outstanding revolving loans.

      As discussed below, we have received a waiver under the senior credit facility for violations of certain covenants which extend through February 28, 2001. A condition of the waiver received includes repayment in full of the indebtedness outstanding under the senior credit facility by the expiration of the waiver, or if there is a Standstill Period (as defined and discussed below), the expiration of the Standstill Period, or a penalty of $1.5 million will be incurred. Borrowings under the senior credit facility bear interest at rates that, at our option, vary with the prime rate, CD rate, LIBOR or money market rates plus applicable credit margins. The average interest rate at October 29, 2000 was 9.9%. We are obligated to pay a facility fee of 0.5% on the credit exposure of the banks. At October 29, 2000, the amount available for borrowing under the senior credit facility was $34.5 million.

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

                           VLASIC FOODS INTERNATIONAL
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)


10.   DEBT (CONTINUED)

      As a result of operating losses incurred during the second, third and fourth quarters of fiscal 2000, and the first quarter of fiscal 2001, we were not in compliance with the financial ratio covenants under our senior credit facility. However, we requested and received waivers covering the debt/EBITDA ratio and the fixed charge coverage ratio of the facility through June 28, 2000. The waivers required the payment of a fee, an increase in interest rates, delivery and compliance with a cash budget, and also established a minimum EBITDA test. The waiver also required that the senior credit facility be secured by liens on substantially all U.S. owned real property on or before April 30, 2000. With the addition of the real property liens, the senior credit facility is secured by liens on substantially all of the Company assets.

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

      In addition, the amendment/waiver restricts payments of interest on the senior subordinated notes after December 31, 2000, to funds generated other than from operations, asset sales, or borrowings under the senior credit facility. The amendment/waiver also includes provision for an additional fee of $1.5 million to the syndicate if the loans are not paid in full by the expiration of the waiver, or if there is a Standstill Period (as defined and discussed below), the expiration of the Standstill Period.

      There are three key provisions of the waiver: (1) an escrow deposit to pay the January 2, 2001 interest payment of $10.25 million on the senior subordinated notes ("January Interest Payment") must be established by December 28, 2000 and cannot be funded with funds generated from operations or proceeds of asset sales, as is more fully described below; (2) certain events, including the payment in full of our indebtedness outstanding under the senior credit facility, must take place by the expiration of the waiver, or if there is a Standstill Period (as defined and discussed below), the expiration of the Standstill Period, or else we will be required to pay an additional fee in the amount of $1.5 million to the senior credit facility bank syndicate; and (3) we must comply with certain monthly tests of minimum sales and net worth and maximum capital expenditures. For the complete waiver and related agreements, please see our Form 8-K filed on August 22, 2000.

      If the senior subordinated notes interest payment due and payable on January 2, 2001 ("January Interest Payment") is not paid within 30 days of the due date, there would be an event of default which upon a vote of the holders of at least 25% of the senior subordinated notes could cause them to be accelerated.

                           VLASIC FOODS INTERNATIONAL
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)


10.   DEBT (CONTINUED)

      The terms of the waiver require the Company to deposit an amount in escrow on or before December 28, 2000 for payment of the January Interest Payment ("Escrow"). The waiver as presently in force precludes the Escrow from being funded with funds generated from operations or proceeds of asset sales. Failure to timely fund the Escrow would cause the waiver to expire on December 28, 2000. In such event, the waiver provides for a "Standstill Period" following expiration of the waiver during which Events of Default would continue to be waived. However, if the Escrow is not funded on or before December 28, 2000, the principal of the bank loans could be accelerated and a "payment blockage notice" could be delivered on the Company preventing it from making the January Interest Payment. The Standstill Period would expire on the later of (a) January 30, 2001 and (b) a forbearance date specified in any agreement by the holders of more than 75% of the outstanding senior subordinated notes to not accelerate the principal of such notes or enforce any other remedies for the enforcement of collection of such notes. The expiration of the Standstill Period would, however, be no later than February 28, 2001.

      It is unlikely that we will be able to make the escrow deposit by December 28, 2000 or the January Interest Payment prior to the end of the grace period on January 30, 2001. However, we expect that the senior credit facility bank group will allow us to proceed with the strategic review process at least until the end of January.

      A breach of any of the terms and conditions of the waiver, or subsequent breaches of conditions of the senior credit facility not covered by the waiver could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. Given our current situation, we have ongoing regular discussions with the members of the senior credit facility. As part of these discussions, we review our compliance with the applicable financial covenants of the waiver. We believe we are in compliance with the financial covenants of the waiver as of October 29, 2000. However, although we believe we are in compliance with the financial covenants of the waiver as of the end of the first fiscal quarter, October 29, 2000, we believe, that because of a projected loss in our second fiscal quarter ending January 28, 2001, it is probable that we will not be in compliance with the minimum net worth test as of the end of the second fiscal quarter.

      We are exploring strategic opportunities for the Company, which is likely to result in the sale of the Company in whole or in part. The investment banking firm of Lazard Freres & Co. has been hired to assist with this strategic review and to solicit bids on our behalf. We have received bids for our businesses and are in continuing discussions with one or more potential buyers for a part or the whole of the Company. Since this process is still ongoing, no assurances can be given that definitive contracts will be signed or that, if signed, closings will occur. It is also possible that, if the Board of Directors determines the proposed selling prices are insufficient, one or more of the businesses will be retained to be possibly sold in the future.

      Our ability to operate as a going concern is dependent upon our ability to either refinance our senior credit facility or avoid default and acceleration under it. As it is unlikely that the Company can secure alternative financing sources, either the process of selling the Company in whole or in part must be complete by the expiration of the Standstill Period described above and all the loans under the senior credit facility repaid or the senior credit facility bank group agrees to a further waiver and extension. If the Company is not sold by the expiration of the Standstill Period described above or the waiver has not been extended, there will be an event of default and it is probable that the Company could not raise the funds to pay off all of its debts.

      It is possible that the sales of our businesses will either not be complete by the end of the Standstill Agreement or, if complete, will not generate sufficient proceeds to repay the loans under the senior credit facility. Further, it is unlikely we will make the January Interest Payment. Nevertheless, assuming that our vendors continue to provide us trade credit as they have to date, our cash flow forecasts indicate that we will generate enough funds from operations to meet our operating cash needs until the height of pickle packing season in July 2001.

                           VLASIC FOODS INTERNATIONAL
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)


10.   DEBT (CONTINUED)

      Unfavorable developments which could result from any of the above contingencies or otherwise could lead to a default under the senior credit facility or the senior subordinated notes under which the debts would become immediately due and payable or could lead to a contraction in the availability of trade credit, either of which might require that we would file for protection from our creditors under the Bankruptcy Act.

      Since the present waiver to the senior credit facility expires on February 28, 2001, the indebtedness under the senior credit facility has been classified as a current liability in the Consolidated Balance Sheet at October 29, 2000. Because the Company is not in default of any covenants related to the Senior Subordinated notes, these notes are classified as long-term debt at October 29, 2000. Although if there were a subsequent default as discussed earlier, the notes would then be classified as a current liability.


11.   TRANSACTIONS WITH CAMPBELL SOUP COMPANY SUBSEQUENT TO THE SPIN-OFF

      At the time of the spin-off, we entered into a multi-year agreement with Campbell Soup Company ("Campbell") which ended March 30, 2000 for the continued production of frozen foodservice products in the United States by us as well as a one-year agreement for the production of frozen retail products in Canada by Campbell. Campbell continues to produce frozen retail products for our Canadian business. On December 1, 2000, the frozen foodservice contract packing agreement with Campbell was modified and extended through September 30, 2001. The contract extension is on less favorable terms to Vlasic. As discussed in Note 3, an asset impairment charge has been taken relative to the production facilities servicing this contract. Our fiscal 2001 earnings will be approximately $5 million less than had the contract been extended at the same terms.

      Included in the Consolidated Statements of Operations are sales to Campbell from our frozen foods segment of $17,752 in first quarter fiscal 2001 and $20,772 in first quarter fiscal 2000. Included in Costs of product sold are purchases from Campbell of $2,460 in first quarter fiscal 2001, and $2,655 in first quarter fiscal 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

      On March 30, 1998, Campbell Soup Company ("Campbell") distributed one share of Vlasic common stock to shareowners of Campbell for every ten shares of Campbell capital stock held at the record date in a tax-free distribution (the "spin-off"). At the time of the spin-off, we began operations as a separate independent publicly-owned company. In connection with the spin-off, Campbell contributed the following businesses: Swanson frozen foods in the United States and Canada, Vlasic retail and foodservice pickles and condiments in the United States, Open Pit barbecue sauce, Campbell's mushrooms in the United States, Freshbake and non-branded frozen foods and SonA and Rowats pickles and beans in the United Kingdom, Swift and non-branded processed beef in Argentina and Kattus gourmet foods distribution in Germany. We sold the Kattus business in January 1999 and sold our Argentine beef business, Swift-Armour, in July 1999. The mushroom business was sold during the third quarter of fiscal 2000 and has been treated as a discontinued operation. Prior to the spin-off, the businesses contributed by Campbell had been separately managed within multiple Campbell business divisions.

      In connection with the spin-off, we incurred debt of approximately $560 million under a five-year $750 million unsecured revolving credit facility, consisting of $500 million of indebtedness assumed from Campbell and $60 million incurred to repay certain intercompany payables representing advances from Campbell to subsidiaries of Vlasic.

      The discussion below summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity for the three months ended October 29, 2000 and October 31, 1999. The results for the three months ended October 29, 2000 are not necessarily indicative of the results of operations to be expected for the full year. The following discussion of results of operations and liquidity and capital resources should be read in conjunction with our historical consolidated financial statements and the related accompanying notes.


GOING CONCERN MATTERS

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note 10, we have significant borrowings which require, among other things, compliance with certain financial ratios, specifically a debt/EBITDA ratio and a fixed charge coverage ratio, on a quarterly basis. As a result of operating losses incurred during the second, third, and fourth quarters in fiscal 2000, and the first quarter in fiscal 2001, we were not in compliance with the financial ratio covenants under our senior credit facility. However, we requested and received a waiver through February 28, 2001 in consideration for the payment of a fee and an increase in interest rates. There are three key provisions of the waiver: (1) an escrow deposit to pay the January 2, 2001 interest payment of $10.25 million on the senior subordinated notes ("January Interest Payment") must be established by December 28, 2000 and cannot be funded with funds generated from operations or proceeds of asset sales, as is more fully described below; (2) certain events, including the payment in full of our indebtedness outstanding under the senior credit facility, must take place by the expiration of the waiver, or if there is a Standstill Period (as defined and discussed below), the expiration of the Standstill Period, or else we will be required to pay an additional fee in the amount of $1.5 million to the senior credit facility bank syndicate; and (3) we must comply with certain tests of minimum sales and net worth and maximum capital expenditures.

      If the January Interest Payment is not paid within 30 days of the due date, there would be an event of default which upon a vote of the holders of at least 25% of the senior subordinated notes could cause them to be accelerated.

      The terms of the waiver require the Company to deposit an amount in escrow on or before December 28, 2000 for payment of the January Interest Payment ("Escrow"). The waiver as presently in force precludes the Escrow from being funded with funds generated from operations or proceeds of asset sales. Failure to timely fund the Escrow would cause the waiver to expire on December 28, 2000. In such event, the waiver provides for a "Standstill Period" following expiration of the waiver during which Events of Default would continue to be waived. However, if the Escrow is not funded on or before December 28, 2000, the principal of the bank loans could be accelerated and a "payment blockage notice" could be delivered on the Company preventing it from making the January Interest Payment. The Standstill Period would expire on the later of (a) January 30, 2001 and (b) a forbearance date specified in any agreement by the holders of more than 75% of the outstanding senior subordinated notes to not accelerate the principal of such notes or enforce any other remedies for the enforcement of collection of such notes. The expiration of the Standstill Period would, however, be no later than February 28, 2001.

      It is unlikely that we will be able to make the escrow deposit by December 28, 2000 or the January Interest Payment prior to the end of the grace period on January 30, 2001. However, we expect that the senior credit facility bank group will allow us to proceed with the strategic review process at least until the end of January.

      A breach of any of the terms and conditions of the waiver, or subsequent breaches of conditions of the senior credit facility not covered by the waiver could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. Given our current situation, we have ongoing regular discussions with the members of the senior credit facility. As part of these discussions, we review our compliance with the applicable financial covenants of the waiver. We believe we are in compliance with the financial covenants of the waiver as of October 29, 2000. However, although we believe we are in compliance with the financial covenants of the waiver as of the end of the first fiscal quarter, October 29, 2000, we believe, that because of a projected loss in our second fiscal quarter ending January 28, 2001, it is probable that we will not be in compliance with the minimum net worth test as of the end of the second fiscal quarter.

      We are exploring strategic opportunities for the Company, which is likely to result in the sale of the Company in whole or in part. The investment banking firm of Lazard Freres & Co. has been hired to assist with this strategic review and to solicit bids on our behalf. We have received bids for our businesses and are in continuing discussions with one or more potential buyers for a part or the whole of the Company. Since this process is still ongoing, no assurances can be given that definitive contracts will be signed or that, if signed, closings will occur. It is also possible that, if the Board of Directors determines the proposed selling prices are insufficient, one or more of the businesses will be retained to be possibly sold in the future.

      Our ability to operate as a going concern is dependent upon our ability to either refinance our senior credit facility or avoid default and acceleration under it. As it is unlikely that the Company can secure alternative financing sources, either the process of selling the Company in whole or in part must be complete by the expiration of the Standstill Period described above and all the loans under the senior credit facility repaid or the senior credit facility bank group agrees to a further waiver and extension. If the Company is not sold by the expiration of the Standstill Period described above or the waiver has not been extended, there will be an event of default and it is probable that the Company could not raise the funds to pay off all of its debts.

      It is possible that the sales of our businesses will either not be complete by the end of the Standstill Agreement or, if complete, will not generate sufficient proceeds to repay the loans under the senior credit facility. Further, it is unlikely we will make the January Interest Payment. Nevertheless, assuming that our vendors continue to provide us trade credit as they have to date, our cash flow forecasts indicate that we will generate enough funds from operations to meet our operating cash needs until the height of pickle packing season in July 2001.

      Unfavorable developments which could result from any of the above contingencies or otherwise could lead to a default under the senior credit facility or the senior subordinated notes under which the debts would become immediately due and payable or could lead to a contraction in the availability of trade credit, either of which might require that we would file for protection from our creditors under the Bankruptcy Act.

RESULTS OF OPERATIONS

OVERVIEW

      Net sales for the first three months of fiscal 2001 were $215.3 million compared to net sales of $234.9 million for the first three months of fiscal 2000, or a decrease of 8.4%.

      For the three months ended October 29, 2000, we incurred a net loss from continuing operations of $148.9 million, or ($3.28) per share, compared to net earnings from continuing operations for the three months ended October 31, 1999 of $5.4 million, or $.12 per share. The fiscal 2001 results were adversely impacted by the following special items, as well as reduced earnings from business operations:

      - writedowns of impaired assets of $96 million and $21 million relating to our UK operations and our Omaha frozen food plant, respectively,

      - a valuation allowance recorded against U.S. net operating loss carryforwards reducing existing deferred tax assets by $16.3 million, as well as not providing for any tax benefit for the current quarter's operating loss. Such benefit would have been approximately $5.7 million.

      In addition to the special items noted above, results were negatively impacted by:

      - lower sales of Vlasic pickles and Swanson frozen foods resulting from reduced levels of inventories held by our customers. Consumption was up 1% in pickles and flat in Swanson,

      -     unfavorable sales mix of Vlasic grocery products,

      - intense competitive and pricing pressure in both of our UK businesses,

      - higher manufacturing costs due to higher ingredient costs and lower manufacturing volume,

      - higher trade marketing expenses consistent with fiscal 2000 annual costs,

      - higher administrative costs related to employee retention and incentive payments as well as professional fees related to the strategic review process,

      - higher interest expense related to higher interest rates as well as fees related to bank waivers.

      CONSOLIDATED STATEMENTS OF EARNINGS

      The following table sets forth certain items in our consolidated statements of earnings as percentages of our net sales for the periods indicated:


                                                    THREE MONTHS ENDED
                                                ----------------------------
                                                October 29,      October 31,
                                                   2000             1999
                                                -----------      -----------
Net sales                                          100.0%           100.0%
                                                  ------           ------

Cost of products sold                               68.9%            66.0%
Marketing and selling expenses                      25.4%            19.3%
Administrative expenses                              6.8%             4.9%
Research and development expenses                    0.8%             0.9%
Other expense                                       (1.5)%            0.3%
Special items                                       54.4%              --
                                                  ------           ------
  Total costs and expenses                         154.7%            91.4%
                                                  ------           ------

Earnings (loss) before interest and taxes
   from continuing operations                      (54.7)%            8.6%
                                                  ======           ======


THREE MONTHS ENDED OCTOBER 29, 2000 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1999

      NET SALES. Net sales of $215.3 million for the three months ended October 29, 2000 decreased 8.4% from net sales of $234.9 million for the three months ended October 31, 1999. This decrease was primarily due to a decline of 12% in sales of Vlasic pickles and a 2% decline in Swanson frozen foods related to reduced inventories held by our customers. Consumption increased 1% in Vlasic pickles and was flat in Swanson. Also, intense competition and pricing pressure in the UK resulted in a 17% decline in Freshbake sales and a 9% decline in SonA sales. UK sales were further impacted negatively by a 10% decline in the value of the British pound.

      COST OF PRODUCTS SOLD. Cost of products sold as a percentage of net sales for the three months ended October 29, 2000 was 68.9% compared to 66.0% for three months ended October 31, 1999. The increase in cost of products sold as a percentage of net sales is primarily attributable to higher manufacturing cost due to higher ingredient costs, lower absorption from lower manufacturing volume, unfavorable pickle sales mix and pricing pressure in the UK.

      MARKETING AND SELLING EXPENSES. Marketing and selling expenses as a percentage of net sales increased to 25.4% for the three months ended October 29, 2000 compared to 19.3% for the three months ended October 31, 1999. On an annual basis for Fiscal 2000, after adjustment for certain unusual costs as discussed in our Form 10-K, marketing and selling expenses as a percentage of net sales was approximately 25.3%. Fiscal 2001 expenses are expected to be consistent with that level.

      ADMINISTRATIVE EXPENSES. Administrative expenses as a percentage of net sales increased for the three months ended October 29, 2000 to 6.8% from 4.9% for the three months ended October 31, 1999. The increase in the first quarter of fiscal 2001 when compared to 2000 was attributable to higher administrative costs related to employee retention and incentive payments as well as professional fees related to the strategic review process. Excluding these costs, underlying administrative expenses declined by over 3% in the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000 because of cost reduction efforts resulting in lower headcount.

      RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses as a percentage of net sales declined to 0.8 percent of net sales for the three months ended October 29, 2000 compared to 0.9 percent of net sales for the three months ended October 31, 1999 due to cost reduction efforts.

      OTHER EXPENSE, NET. Other expense includes a credit of approximately $3.3 million due to expected settlement of deferred compensation in amounts less than originally estimated. The Company has settled this obligation in November 2000.

      SPECIAL ITEMS.

      As disclosed in the Summary of Significant Accounting Policies in our Form 10K, we periodically review the recoverability of plant assets and intangibles based principally on an analysis of cash flows. We made such a review and two adjustments were necessary and were recorded in the first quarter of fiscal 2001 to reduce certain impaired assets to fair value.

      As the result of ongoing diminished cash flows in our operations in the United Kingdom, the carrying value of the net assets of our UK businesses was reduced to fair value based upon estimates of selling values less costs to sell. This asset impairment amounted to $96 million.

      As the result of the revised contract for frozen foodservice copacking for Campbell Soup Company, the carrying value of one of our buildings in the Omaha frozen food plant was reduced to fair value based upon estimates of selling values less costs to sell. This asset impairment amounted to $21 million.

      These asset impairment charges are included in the "Special Items" line of the Consolidated Statement of Operations for the three months ended October 29, 2000. There are no tax benefits associated with these charges. Hence, net earnings and earnings per share were reduced by $117.0 million or $2.58 per share.

      EARNINGS (LOSS) BEFORE INTEREST AND TAXES FROM CONTINUING OPERATIONS. Losses before interest and taxes from continuing operations for the three months ended October 29, 2000 were $118.0 million compared to earnings from continuing operations of $20.3 million for the three months ended October 31, 1999. This decrease in the first quarter of fiscal 2000 was principally driven by the $96 million writedown of UK assets, $21 million writedown of the Omaha frozen food plant assets, lower Vlasic pickle sales, poor operating results in the UK, higher marketing expenses and higher employee retention and incentive payments.

      INTEREST EXPENSE, NET. Interest expense, net, for the three months ended October 29, 2000 was $14.6 million compared to $11.5 million for the three months ended October 31, 1999. We incurred higher interest expense in the first quarter of fiscal 2001 primarily as a result of higher interest rates as well as fees related to bank waivers.

      TAXES ON EARNINGS. The provision for taxes in the first quarter of fiscal 2001 was $16.4 million although there was a loss before taxes of $132.5 million. Although the strategic review process is not yet complete, based on recent discussions, management now believes that the net proceeds to be realized upon sale of the company in whole or in part will not result in a taxable gain of the magnitude necessary to realize the net book value of the U.S. deferred tax asset on the July 30, 2000 balance sheet. A valuation allowance of $16.3 million was recorded against existing deferred tax assets. However, a provision for Canadian taxes where the company has taxable earnings was recorded.

      LOSS FROM DISCONTINUED OPERATIONS. The divested Vlasic Farms mushroom business has been classified as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." During the three months ended October 31, 1999 the discontinued operations recorded a loss of $1.2 million.

RESULTS BY SEGMENT

      The following table sets forth segment information for the periods indicated:

                                                 THREE MONTHS ENDED
                                              ---------------------------
                                              October 29,     October 31,
SEGMENT INFORMATION                              2000             1999
                                              -----------     -----------
Net Sales
  Frozen Foods                                 $ 135,174       $ 139,929
  Grocery Products                                52,629          58,944
  United Kingdom Operations                       27,449          36,062
                                               ---------       ---------
    Total                                      $ 215,252       $ 234,935
                                               =========       =========

Earnings (Loss) Before Interest and Taxes
from Continuing Operations
  Frozen Foods                                 $ (14,709)      $  15,243
  Grocery Products                                (3,690)          7,569
  United Kingdom Operations                      (99,891)           (405)
  Unallocated Corporate Expenses                     281          (2,102)
                                               ---------       ---------
    Total                                      $(118,009)      $  20,305
                                               =========       =========



THREE MONTHS ENDED OCTOBER 29, 2000 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1999

      Net sales of the frozen foods segment decreased approximately 3.4% to $135.2 million for the three months ended October 29, 2000 compared to the same period of the prior year due to lower Swanson U.S. sales related to lower levels of inventories held by our customers. Consumption was flat compared to a year ago. The segment's earnings (loss) before interest and taxes was ($14.7) million for the three months ended October 29, 2000 compared to $15.2 million for the three months ended October 31, 1999. This decline was primarily due to the $21 million writedown of the Omaha frozen food plant assets. A third of the remaining decline was due to higher ingredient costs and lower manufacturing volume, while one quarter of the remaining decline was due to lower sales volumes. The rest of the decline was due to higher marketing expenses, which although higher in the quarter, were at the same percentage of net sales as Fiscal 2000 annual levels, and higher spending for consumer coupons.

      Net sales of the grocery products segment decreased 10.7% to $52.6 million for the three months ended October 29, 2000 compared to the same period in fiscal 2000. The segment's loss before interest and taxes was $(3.7) million for the three months ended October 29, 2000 compared to earnings of $7.6 million for the three months ended October 31, 1999. The decline in net sales is driven by a retail pickle volume decline of 16% due to the lower inventories held by our customers, unfavorable pickle mix resulting in a 3% decline in revenue, partially offset by a 37% increase in foodservice pickle sales and a 55% increase in barbecue sauce sales. Approximately one half of the decline in earnings is the result of the volume mix decline, fifteen percent is due to standard introductory allowance payments to gain new distribution and the remainder is due to trade marketing expenses, which although higher in the quarter, were at the same percentage of net sales as Fiscal 2000 annual levels.

      Net sales of the United Kingdom Operations segment decreased 23.9% to $27.4 million for the three months ended October 29, 2000 compared to the same period of the prior year. The segment's earnings (loss) before interest and taxes of $(99.9) million for the three months ended October 29, 2000 compared to $(0.4) million for the three months ended October 31, 1999. Approximately 40% of the sales decline was due to the lower value of the British pound. The remaining 14% decline in net sales is the result of intense competitive and pricing activity in both UK businesses, Freshbake and SonA. This change in net earnings was primarily due to the $96 million writedown of the UK assets. The remainder of the loss is driven by the reduced sales volume, as well as reduced selling prices resulting from competitive activity and higher manufacturing costs resulting from lower manufacturing volume.

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

      The amended senior credit facility consists of (1) a senior secured term loan in a principal amount of $100 million and (2) senior secured revolving credit commitments providing for revolving loans, in the aggregate amount of up to $223.5 million. The senior credit facility has a final maturity date of February 20, 2003. We are required to make mandatory prepayments on the senior credit facility and permanently reduce revolving credit commitments under certain circumstances, including upon certain asset sales, issuance of debt securities, issuance of equity securities and receipt of casualty proceeds which includes property insurance proceeds and condemnation awards. At our option, subject to certain requirements, loans may be prepaid in whole or in part. Under the revolving credit facility, the maximum amount of borrowings available is equal to the revolving credit commitment less any outstanding revolving loans.

      As discussed below, we have received a waiver under the senior credit facility for violations of certain covenants which extend through February 28, 2001. A condition of the waiver received includes repayment in full of the indebtedness outstanding under the senior credit facility by the expiration of the waiver, or if there is a Standstill Period (as defined and discussed below), the expiration of the Standstill Period, or a penalty of $1.5 million will be incurred. Borrowings under the senior credit facility bear interest at rates that, at our option, vary with the prime rate, CD rate, LIBOR or money market rates plus applicable credit margins. The average interest rate at October 29, 2000 was 9.9%. We are obligated to pay a facility fee of 0.5% on the credit exposure of the banks. At October 29, 2000, the amount available for borrowing under the senior credit facility was $34.5 million.

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

      As a result of operating losses incurred during the second, third and fourth quarters of fiscal 2000, and the first quarter of fiscal 2001, we were not in compliance with the financial ratio covenants under our senior credit facility. However, we requested and received waivers covering the debt/EBITDA ratio and the fixed charge coverage ratio of the facility through June 28, 2000. The waivers required the payment of a fee, an increase in interest rates, delivery and compliance with a cash budget, and also established a minimum EBITDA test. The waiver also required that the senior credit facility be secured by liens on substantially all U.S. owned real property on or before April 30, 2000. With the addition of the real property liens, the senior credit facility is secured by liens on substantially all of the Company assets.

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

      In addition, the amendment/waiver restricts payments of interest on the senior subordinated notes after December 31, 2000, to funds generated other than from operations, asset sales, or borrowings under the senior credit facility. The amendment/waiver also includes provision for an additional fee of $1.5 million to the syndicate if the loans are not paid in full by the expiration of the waiver, or if there is a Standstill Period (as defined and discussed below), the expiration of the Standstill Period.

      There are three key provisions of the waiver: (1) an escrow deposit to pay the January 2, 2001 interest payment of $10.25 million on the senior subordinated notes ("January Interest Payment") must be established by December 28, 2000 and cannot be funded with funds generated from operations or proceeds of asset sales, as is more fully described below; (2) certain events, including the payment in full of our indebtedness outstanding under the senior credit facility, must take place by the expiration of the waiver, or if there is a Standstill Period (as defined and discussed below), the expiration of the Standstill Period, or else we will be required to pay an additional fee in the amount of $1.5 million to the senior credit facility bank syndicate; and (3) we must comply with certain monthly tests of minimum sales and net worth and maximum capital expenditures. For the complete waiver and related agreements, please see our Form 8-K filed on August 22, 2000.

      If the senior subordinated notes interest payment due and payable on January 2, 2001 ("January Interest Payment") is not paid within 30 days of the due date, there would be an event of default which upon a vote of the holders of at least 25% of the senior subordinated notes could cause them to be accelerated.

      The terms of the waiver require the Company to deposit an amount in escrow on or before December 28, 2000 for payment of the January Interest Payment ("Escrow"). The waiver as presently in force precludes the Escrow from being funded with funds generated from operations or proceeds of asset sales. Failure to timely fund the Escrow would cause the waiver to expire on December 28, 2000. In such event, the waiver provides for a "Standstill Period" following expiration of the waiver during which Events of Default would continue to be waived. However, if the Escrow is not funded on or before December 28, 2000, the principal of the bank loans could be accelerated and a "payment blockage notice" could be delivered on the Company preventing it from making the January Interest Payment. The Standstill Period would expire on the later of (a) January 30, 2001 and (b) a forbearance date specified in any agreement by the holders of more than 75% of the outstanding senior subordinated notes to not accelerate the principal of such notes or enforce any other remedies for the enforcement of collection of such notes. The expiration of the Standstill Period would, however, be no later than February 28, 2001.

      It is unlikely that we will be able to make the escrow deposit by December 28, 2000 or the January Interest Payment prior to the end of the grace period on January 30, 2001. However, we expect that the senior credit facility bank group will allow us to proceed with the strategic review process at least until the end of January.

      A breach of any of the terms and conditions of the waiver, or subsequent breaches of conditions of the senior credit facility not covered by the waiver could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. Given our current situation, we have ongoing regular discussions with the members of the senior credit facility. As part of these discussions, we review our compliance with the applicable financial covenants of the waiver. We believe we are in compliance with the financial covenants of the waiver as of October 29, 2000. However, although we believe we are in compliance with the financial covenants of the waiver as of the end of the first fiscal quarter, October 29, 2000, we believe, that because of a projected loss in our second fiscal quarter ending January 28, 2001, it is probable that we will not be in compliance with the minimum net worth test as of the end of the second fiscal quarter.

      We are exploring strategic opportunities for the Company, which is likely to result in the sale of the Company in whole or in part. The investment banking firm of Lazard Freres & Co. has been hired to assist with this strategic review and to solicit bids on our behalf. We have received bids for our businesses and are in continuing discussions with one or more potential buyers for a part or the whole of the Company. Since this process is still ongoing, no assurances can be given that definitive contracts will be signed or that, if signed, closings will occur. It is also possible that, if the Board of Directors determines the proposed selling prices are insufficient, one or more of the businesses will be retained to be possibly sold in the future.

      Our ability to operate as a going concern is dependent upon our ability to either refinance our senior credit facility or avoid default and acceleration under it. As it is unlikely that the Company can secure alternative financing sources, either the process of selling the Company in whole or in part must be complete by the expiration of the Standstill Period described above and all the loans under the senior credit facility repaid or the senior credit facility bank group agrees to a further waiver and extension. If the Company is not sold by the expiration of the Standstill Period described above or the waiver has not been extended, there will be an event of default and it is probable that the Company could not raise the funds to pay off all of its debts.

      It is possible that the sales of our businesses will either not be complete by the end of the Standstill Agreement or, if complete, will not generate sufficient proceeds to repay the loans under the senior credit facility. Further, it is unlikely we will make the January Interest Payment. Nevertheless, assuming that our vendors continue to provide us trade credit as they have to date, our cash flow forecasts indicate that we will generate enough funds from operations to meet our operating cash needs until the height of pickle packing season in July 2001.

      Unfavorable developments which could result from any of the above contingencies or otherwise could lead to a default under the senior credit facility or the senior subordinated notes under which the debts would become immediately due and payable or could lead to a contraction in the availability of trade credit, either of which might require that we would file for protection from our creditors under the Bankruptcy Act.

      Since the present waiver to the senior credit facility expires on February 28, 2001, the indebtedness under the senior credit facility has been classified as a current liability in the Consolidated Balance Sheet at October 29, 2000. Because the Company is not in default of any covenants related to the Senior Subordinated notes that could or would require early repayment of the notes, these notes are classified as long-term debt at October 29, 2000. Although if there were a subsequent default as discussed earlier, the notes would then be classified as a current liability.

      Our liquidity needs will be primarily for working capital and interest service requirements on our debt obligations as well as capital expenditures. Capital expenditures for fiscal year 2001 are expected to approximate $20 million. We believe that our capital expenditures for the foreseeable future will be focused on equipment replacement.

      It is unlikely that we will be able to make the escrow deposit by December 28, 2000 or the January Interest Payment by the end of the grace period, January 30, 2001. The failure to make the escrow deposit will cause the present waiver of events of default under the senior credit facility to expire and failure to make the January Interest Payment prior to the lapse of the grace period will be an event of default under the senior subordinated note indenture. Both groups of lenders would have the right to accelerate payment, as discussed above. Assuming that neither group accelerates payment and assuming that our vendors continue to provide us trade credit as they have to date, our cash flow forecasts indicate that we will generate enough funds from operations to meet our operating cash needs until the height of the pickle packing season in July 2001. Our liquidity for periods beyond January 30, 2001 is dependent on the outcome of the strategic review process. See also "Going Concern Matters" on page 6.

CASH FLOWS FOR THE THREE MONTHS ENDED OCTOBER 29, 2000 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1999

      Net cash used in operating activities was $17.4 million for the three months ended October 29, 2000 compared to net cash used of $40.8 million for the three months ended October 31, 1999. The change in cash flows from operations was principally due to improved collections of accounts receivable and reductions in inventory levels.

      Net cash provided by investing activities was $3.1 million for the three months ended October 29, 2000 compared to net cash used of $3.5 million for the three months ended October 31, 1999. During August, 2000 the Company received the remaining cash proceeds of approximately $4.8 million from the fiscal 2000 sale of Vlasic Farms, Inc. Capital expenditures were $1.9 million for the three months ended October 29, 2000 compared to $3.7 million for the three months ended October 31, 1999. Capital expenditures for fiscal year 2001 are not expected to exceed $20 million.

      Net cash provided by financing activities was $0.4 million for the three months ended October 29, 2000 compared to $30.0 million for the three months ended October 31, 1999 principally due to decreases in borrowings under the senior credit facility.


SEASONALITY

      Our sales and cash flows are affected by seasonal cyclicality during certain parts of the year. Sales of frozen foods tend to be marginally higher during the winter months. Sales of pickles, relishes and barbecue sauce tend to be higher in the summer months. The majority of pickles are packed during a season extending from May through September. As a result, our inventory levels tend to be higher in the first quarter of the fiscal year which makes our working capital requirements significantly higher in the first quarter, historically requiring us to draw more heavily on the revolving credit commitments under our senior credit facility. Because of our commitment to focusing on cash generation, current year requirements were principally funded from existing cash balances.


RECENT DEVELOPMENTS

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

-     acceleration of our senior credit facility or senior subordinated notes;

-     continued availability of current trade credit terms;

- changes in accounting estimates developed in connection with the application of generally accepted accounting principles;

-     changes in accounting policies and practices;

- our ability to successfully execute measures, processes and procedures to properly capture and analyze trade marketing spending and customer deductions;

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

      As disclosed in our Annual Report, we entered into an interest rate swap contract with a notional value of $50 million to hedge a portion of our U.S. variable interest rate bank borrowings. As of October 29, 2000, the interest rate swap contract provided that we pay an average interest rate of 5.9% and receive an average interest rate of 6.8%. We would have received approximately $0.7 million to settle the interest rate swap contract as of October 29, 2000. We terminated the contract during November, 2000, receiving approximately $0.6 million.

      There have been no other material changes in our market risk during the three months ended October 29, 2000. Therefore, at the current time, we have no material financial instruments outstanding. For additional information, refer to page 24 of our Annual Report for the fiscal year ended July 30, 2000.

                           PART II. OTHER INFORMATION
-------------------------------------------------------------------------------

ITEM 1. LEGAL PROCEEDINGS

      As previously reported in our Form 10-K, dated October 17, 2000, we are not aware of any pending claims or litigation the outcome of which would have a material adverse effect on our business, financial position or results of operations.


ITEM 2. CHANGES IN SECURITIES

      None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None


ITEM 5. OTHER INFORMATION

      A.    Cautionary Statement on Forward-Looking statements

            This report contains certain forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. This information is based upon our current views and assumptions regarding future events and financial performance and is subject to risks and uncertainties that could cause actual results to differ materially from those expressed in this report. Additional information concerning factors that could cause actual results to vary materially from the results anticipated can be found on page 27 in Management's Discussion and Analysis of Results of Operations and Financial Condition of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended July 30, 2000.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      A.    Exhibits

       (3)(ii)    Amended By-Laws
       (27)       Financial Data Schedule

      B.    Reports on Form 8-K

            We filed a Current Report on Form 8-K dated June 28, 2000 with the Securities and Exchange Commission, on August 28, 2000, regarding the announcement that an agreement reached with the senior credit facility bank syndicate to extend our existing waiver of certain covenants of that facility through February 28, 2001.

            We also filed a Current Report on Form 8-K dated September 29, 2000 with the Securities and Exchange Commission, on October 2, 2000, regarding Vlasic Foods International Inc. and Campbell Soup Company agreement to extend until December 1, 2000, the date for notice of termination under the Foodservice Supply Amendment Agreement between Vlasic Foods International Inc. (the "Company") and Campbell Soup Company dated March 24, 2000.






                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    VLASIC FOODS INTERNATIONAL INC.



Dated:   December 13, 2000          By:  /s/  Joseph Adler
                                        --------------------------------
                                                 Joseph Adler
                                          Vice President and Controller
                                   (Principal Financial and Accounting Officer)