Form 10-Q
period 2001-01-28
VLASIC FOODS INTERNATIONAL INC
filed 2001-03-14
CIK 1056312

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                           Commission File Number
     January 28, 2001                                           1-13933

                                 [VLASIC LOGO ]

     New Jersey                                         52-2067518
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

                                    Yes x     No
                                       ----      ----

There were 45,418,203 shares of Common Stock outstanding as of March 1, 2001.

                           VLASIC FOODS INTERNATIONAL

                                      INDEX

PART I.   FINANCIAL INFORMATION                                                                                     Page No.
  Item 1. Financial Statements

       Consolidated Statements of Operations (unaudited) for the three months and six months ended January 28,        2
       2001 and January 30, 2000

       Consolidated Balance Sheets as of January 28, 2001 (unaudited) and July 30, 2000 (audited)                     3

       Consolidated Statements of Cash Flows (unaudited) for the three months and six months ended January 28,        4
       2001 and January 30, 2000

       Consolidated Statements of Shareowners' Deficit (unaudited) for the six months ended January 28, 2001          5
       and January 30, 2000

       Notes to Consolidated Financial Statements (unaudited)                                                         6

   Item 2. Management's Discussion and Analysis of Results of Operations and Financial                               16
           Condition

   Item 3. Market Risk                                                                                               27


PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                                                       28
     Item 2. Changes in Securities                                                                                   28
     Item 3. Defaults upon Senior Securities                                                                         28
     Item 4. Submission of Matters to a Vote of Security Holders                                                     28
     Item 5. Other Information                                                                                       29
     Item 6. Exhibits and Reports on Form 8-K                                                                        29

SIGNATURE PAGE                                                                                                       29

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           VLASIC FOODS INTERNATIONAL

                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                    (in thousands, except per share amounts)


                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                 --------------------------------  -----------------------------
                                                    January 28,       January 30,    January 28,      January 30,
                                                      2001              2000           2001              2000
                                                 ---------------   -----------     ------------      ------------
Net sales                                         $ 118,797        $ 131,016        $ 253,971        $ 270,945
                                                  ---------        ---------        ---------        ---------

Costs and expenses
 Cost of products sold                               78,593           85,978          166,786          176,587
 Marketing and selling expenses                      28,504           42,203           61,678           69,858
 Administrative expenses                             12,627            8,169           22,815           15,553
 Research and development expenses                      748              779            1,488            1,861
 Other (income) expense, net                         (1,100)             736           (4,794)             796
 Special items                                           --              345           21,000              345
                                                  ---------        ---------        ---------        ---------
   Total costs and expenses                         119,372          138,210          268,973          265,000
                                                  ---------        ---------        ---------        ---------

Earnings (loss) before interest and taxes              (575)          (7,194)         (15,002)           5,945
 Interest expense                                    17,560           12,256           32,318           23,875
 Interest income                                        162               75              261              126
                                                  ---------        ---------        ---------        ---------
Loss before taxes                                   (17,973)         (19,375)         (47,059)         (17,804)
Taxes on earnings                                       325           (7,646)          16,725           (7,176)
                                                  ---------        ---------        ---------        ---------
Loss from continuing operations                     (18,298)         (11,729)         (63,784)         (10,628)
Loss from discontinued  operations,
 net of tax                                            (380)          (9,935)        (103,767)          (6,927)
Loss on sale of discontinued operations              (3,560)              --           (3,560)              --
                                                  ---------        ---------        ---------        ---------
Net loss                                          $ (22,238)       $ (21,664)       $(171,111)       $ (17,555)
                                                  =========        =========        =========        =========

Loss per share - basic
Loss from continuing operations                   $   (0.40)       $   (0.26)       $   (1.41)       $   (0.24)
Loss from discontinued operations                 $   (0.09)       $   (0.22)       $   (2.36)       $   (0.15)
                                                  ---------        ---------        ---------        ---------
 Net loss                                         $   (0.49)       $   (0.48)       $   (3.77)       $   (0.39)
                                                  =========        =========        =========        =========

Weighted average shares outstanding - basic          45,418           45,418           45,418           45,418

Loss per share - assuming dilution
 Loss from continuing operations                  $   (0.40)       $   (0.26)       $   (1.41)       $   (0.24)
 Loss from discontinued operations                $   (0.09)       $   (0.22)       $   (2.36)       $   (0.15)
                                                  ---------        ---------        ---------        ---------
 Net loss                                         $   (0.49)       $   (0.48)       $   (3.77)       $   (0.39)
                                                  ===========      ==========       ==========       ==========

Weighted average shares outstanding
 - assuming dilution                               45,418 *         45,418 *         45,418 *         45,418 *

* Excludes potentially dilutive shares as the result would be antidilutive.


See accompanying Notes to Consolidated Financial Statements.

                           VLASIC FOODS INTERNATIONAL

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                        January 28,       July 30,
                                                                          2001              2000
                                                                        ---------        ---------
                                                                       (unaudited)         (audited)
Current assets
 Cash and cash equivalents                                              $  27,773        $  17,445
 Restricted cash                                                            7,400            9,873
 Accounts receivable                                                       29,633           25,146
 Inventories                                                               28,916           46,625
 Other current assets                                                       4,693            2,084
                                                                        ---------        ---------
  Total current assets                                                     98,415          101,173
                                                                        ---------        ---------

Plant assets, net                                                         112,591          139,858
Net assets of discontinued operations                                     182,641          250,073
Deferred income taxes                                                          --           16,193
Other assets, net                                                           7,475           11,701
                                                                        ---------        ---------
  Total assets                                                          $ 401,122        $ 518,998
                                                                        =========        =========

Current liabilities
 Notes payable to banks                                                 $ 318,784        $ 285,287
 Senior subordinated notes                                                197,246               --
 Payable to suppliers and others                                            8,364           18,342
 Accrued liabilities                                                       50,817           33,179
                                                                        ---------        ---------
  Total current liabilities                                               575,211          336,808
                                                                        ---------        ---------

Long-term debt                                                                 41          197,230
Deferred income taxes                                                         143              143
Other liabilities                                                          39,854           44,285
                                                                        ---------        ---------
  Total liabilities                                                       615,249          578,466
                                                                        ---------        ---------

Shareowners' deficit
 Preferred stock, no par value; authorized 4,000 shares;
  none issued                                                                  --               --
 Common stock, no par value; authorized 56,000 shares;
  issued 45,418 shares at January 28, 2001 and July 30, 2000              137,758          137,758
 Accumulated deficit                                                     (352,619)        (181,508)
 Accumulated other comprehensive income (loss)                                734          (15,718)
                                                                        ---------        ---------
  Total shareowners' deficit                                             (214,127)         (59,468)
                                                                        ---------        ---------
Total liabilities and shareowners' deficit                              $ 401,122        $ 518,998
                                                                        =========        =========

          See accompanying Notes to Consolidated Financial Statements

                           VLASIC FOODS INTERNATIONAL

                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (in thousands)


                                                                                SIX MONTHS ENDED
                                                                         -----------------------------
                                                                          January 28,      January 30,
                                                                            2001             2000
                                                                         -----------      -----------
Cash flows from operating activities
     Loss from continuing operations                                     $(63,784)       $ (10,628)
     Non-cash charges (credits) to loss from continuing operations
         Special items                                                     21,000              345
         Depreciation and amortization                                      8,082            8,300
         Amortization of debt issuance costs and discount                   4,309              870
         Loss on sale of plant assets                                         151                8
         Deferred income taxes                                             16,509           (7,813)
         Postretirement healthcare benefits                                 1,747            2,106
         Deferred compensation                                             (3,300)            (168)
     Changes in working capital
         Accounts receivable                                               (4,534)         (24,660)
         Inventories                                                       17,605            7,622
         Payable to suppliers and other                                    (9,925)         (10,757)
         Other current assets and liabilities                               6,740            7,277
                                                                         --------        ---------
            Net cash used in operating activities                          (5,400)         (27,498)
                                                                         --------        ---------

Cash flows from investing activities
     Purchases of plant assets                                             (2,103)          (4,086)
     Sales of plant assets                                                    137              174
     Proceeds from businesses sold                                          4,751               --
     Other, net                                                                23             (274)
                                                                         --------        ---------
            Net cash provided by (used in) investing activities             2,808           (4,186)
                                                                         --------        ---------

Cash flows from financing activities
     Borrowings of senior credit facility                                  35,000          121,100
     Repayments of senior credit facility                                  (1,500)         (70,000)
     Repayments of short-term debt and capital lease obligations              (46)            (102)
                                                                         --------        ---------
            Net cash provided by financing activities                      33,454           50,998
                                                                         --------        ---------

     Net cash used in discontinued operations                             (20,522)         (17,817)
     Effect of exchange rate changes on cash                                  (12)              44
                                                                         --------        ---------
            Net change in cash and cash equivalents                        10,328            1,541

Cash and cash equivalents - beginning of period                            17,445              441
                                                                         --------        ---------
Cash and cash equivalents - end of period                                $ 27,773        $   1,982
                                                                         ========        =========

          See accompanying Notes to Consolidated Financial Statements

                           VLASIC FOODS INTERNATIONAL

           CONSOLIDATED STATEMENTS OF SHAREOWNERS' DEFICIT (unaudited)
                                 (in thousands)

                                                                                                    Accumulated
                                                          Common Stock                               Other                Total
                                                   --------------------------   Accumulated       Comprehensive        Shareowners'
                                                    Shares         Amount          Deficit        Earnings (Loss)        Deficit
                                                    ----------    -----------   ------------      ---------------     ------------
Balance at August 1, 1999                             45,418        $ 137,758        $(151,446)       $ (6,713)       $ (20,401)

Comprehensive earnings (loss):
  Net loss                                                                             (17,555)                         (17,555)
  Other comprehensive loss
    Foreign currency translation adjustments                                                              (108)            (108)
                                                                                                                      ----------
  Comprehensive loss                                                                                                    (17,663)
                                                    --------        ---------        ---------        --------        ----------
Balance at January 30, 2000                           45,418        $ 137,758        $(169,001)       $ (6,821)       $ (38,064)
                                                    ========        =========        =========        ========        =========

Balance at July 30, 2000                              45,418        $ 137,758        $(181,508)       $(15,718)       $ (59,468)

Comprehensive earnings (loss):
  Net loss                                                                            (171,111)                        (171,111)
  Cumulative effect of accounting change                                                                 1,306            1,306
  Other comprehensive earnings (loss)
    Foreign currency translation adjustments                                                            15,813           15,813
    Change in fair value of derivative
     financial instrument                                                                                 (667)            (667)
                                                                                                                     ----------
  Comprehensive loss                                                                                                   (154,659)
                                                    --------        ---------        ---------        --------        ---------
Balance at January 28, 2001                           45,418        $ 137,758        $(352,619)       $    734        $(214,127)
                                                    ========        =========        =========        ========        =========

          See accompanying Notes to Consolidated Financial Statements

                          VLASIC FOODS INTERNATIONAL
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)


1. INTERIM FINANCIAL INFORMATION

   The accompanying unaudited consolidated financial statements for the six months ended January 28, 2001 and January 30, 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements and notes should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition beginning on page 16 and in our Annual Report, Form 10-K for the fiscal year ended July 30, 2000.

2. BANKRUPTCY AND GOING CONCERN MATTERS

   As discussed in Note 4, on January 29, 2001 the Company entered into an agreement to sell its Vlasic pickles and condiments and Open Pit barbecue sauce businesses to H.J. Heinz Company ("Heinz") for $195 million, subject to post-closing adjustments. Also, on January 29, 2001 Vlasic Foods International Inc. and all of its U.S. operating subsidiaries filed voluntary petitions for reorganization relief in the U.S. District Court in Wilmington, Delaware, pursuant to Chapter 11 of the U.S. Bankruptcy Code in order to implement the terms of the Heinz sale. We also filed a motion seeking the Court's approval of the asset sale to Heinz pursuant to section 363 of the U.S. Bankruptcy Code. This sale is subject to a further competitive sale process whereby higher and better offers for the Vlasic and Open Pit businesses will be considered pursuant to the U.S. Bankruptcy Code. Our filing for reorganization resulted in an event of default under our senior credit facility and our senior subordinated notes. As discussed in Note 4 below, the Company has entered into agreements to sell both of its U.K. businesses. These sales will be subject to the approval of the U.S. Bankruptcy Court.

   Upon its commencement of bankruptcy proceedings, the Company began operating its businesses as debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code, which provides for the reorganization of businesses under the supervision of the Bankruptcy Court. At the same time, the Company began notifying all known or potential creditors of the filing for purpose of identifying all prepetition claims against the Company. Except for amounts owed to the banks under our senior credit facility (see Note 10), substantially all of the liabilities as of the filing date are subject to settlement under a plan of reorganization. Generally, actions to enforce or otherwise effect repayment of all prepetition claims as well as all pending litigation against the Company are stayed while the Company continues its business operations as debtor-in-possession. Schedules will be filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the filing date. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and resolved or adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable.

   Under the U.S. Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory prepetition contracts, subject to Bankruptcy Court review. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from the filing of claims for any rejected contracts, and no provisions have been made for these items.

   As discussed in Note 10, the Company has significant borrowings, which require, among other things, compliance with certain financial ratios on a quarterly basis. As a result of operating losses incurred during the second, third and fourth quarters of fiscal 2000, and the first and second quarters of fiscal 2001, we were not in compliance with the financial ratio covenants under our senior credit facility. We requested and received a waiver through February 28, 2001 in consideration for the payment of a fee and an increase in interest rates. However, we breached the provision of the waiver relating to the funding of the interest payment due January 2, 2001 on our senior subordinated notes. Additionally, we have been unable to make such interest payments.

                          VLASIC FOODS INTERNATIONAL
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)


2. BANKRUPTCY AND GOING CONCERN MATTERS (CONTINUED)

On January 29, 2001 our filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code resulted in an event of default under our senior credit facility and our senior subordinated notes (see Note 10), in which case all such debt became immediately due and payable. The Company is currently operating under Chapter 11 of the U.S. Bankruptcy Code, which while under protection of the courts, provides for the reorganization of our business. For this reason, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

   Our ability to operate as a going concern is dependent upon our ability to use cash collateral, to acquire sufficient debtor-in-possession financing, to sell our condiments businesses to Heinz and the development, proffer and ultimate confirmation of a plan of reorganization. The Company is near completing negotiations with its prepetition lenders to provide $25 million standby debtor-in-possession financing. The Company has obtained the consent and support of its lenders to continued use of cash collateral, which as of January 28, 2001 was $20 million and currently is more than $30 million. Assuming the timely consummation of the sale transaction discussed above, the use of cash collateral and the debtor-in-possession financing will provide adequate liquidity for the next 12 months.

   It is presently contemplated that the net proceeds received from the sale of the Vlasic pickles and condiments and Open Pit barbecue sauce businesses to Heinz will be used to repay amounts owed under the senior credit facility. It is also anticipated that net proceeds received from the sale of the United Kingdom Freshbake and SonA businesses will be used to repay amounts owed under the senior credit facility, but repatriation to the United States is not expected for approximately one year due to United Kingdom regulations in connection with liquidations of companies. The Company has hired Goldin Associates, a nationally recognized turnaround manager, to assist in implementing a financial restructuring. We are continuing to explore strategic opportunities for the Company, which could result in either the sale or a financial restructuring of the remainder of the Company, in whole or in part. The firm of Lazard Freres & Co. is continuing to assist with this strategic review process and provide investment banking services to the Company. We are in continuing discussions with one or more potential buyers for other parts of the Company. Since this process is still ongoing, no assurances can be given that definitive contracts will be signed or that, if signed, closings will occur. The Company continues to explore all of its options with respect to the reorganization or sale of its remaining businesses.

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

   As the result of ongoing diminished cash flows in our operations in the United Kingdom, the carrying value of the net assets of our UK businesses was reduced to fair value based upon estimates of selling values less costs to sell. This asset impairment amounted to $96 million. As discussed in Note 4, the United Kingdom Operations are reflected as a discontinued operation. This writedown is included in the Loss from discontinued operations in the Consolidated Statements of Operations. There is no tax benefit associated with this charge.

   As the result of the revised contract for frozen foodservice copacking for Campbell Soup Company, the carrying value of one of our buildings in the Omaha frozen food plant was reduced to fair value based upon estimated selling values less costs to sell. This asset impairment amounted to $21 million and is included in the "Special Items" line of the Consolidated Statements of Operations for the six months ended January 28, 2001. There is no tax benefit associated with this charge.

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

allowance of $16.3 million was recorded in the first quarter fiscal 2001 to reduce the net carrying value of the deferred tax asset to zero. Also, no tax benefit was provided for the first or second quarters fiscal 2001 operating losses in the U.S. or the United Kingdom.

4. DISCONTINUED OPERATIONS

Grocery Products

   On January 29, 2001, the first day of our third quarter, we entered into an agreement with H.J. Heinz Company to sell the Company's Grocery Products business segment, which includes Vlasic retail and foodservice pickles and condiments and Open Pit barbecue sauce in the United States. The sales price, before post-closing purchase price adjustments, including, but not limited to, working capital levels, is $195 million, of which approximately $18 million will be deposited into an escrow account to cover certain future potential costs related to the transaction. The working capital purchase price adjustment will result in a reduction of the sale proceeds because the closing will occur when working capital seasonally is at its lowest. The bankruptcy process discussed in
Note 2 makes the sale subject to a competitive sale process whereby higher and better offers for the Vlasic and Open Pit businesses will be considered. The agreement will terminate unless the closing occurs before April 15, 2001. The sale is expected to result in a gain. The Grocery Products segment has been reclassified to discontinued operations for all periods presented.

United Kingdom Operations

   Subsequent to January 28, 2001, the Company decided to discontinue its United Kingdom Operations, which includes Freshbake frozen foods and SonA and Rowats pickles, canned beans and vegetables. The Company has entered into an agreement of sale for the SonA and Rowats business and has entered into an agreement of sale for the Freshbake business. The combined net proceeds are expected to approximate the net book value of the United Kingdom Operations at the time of closing. The United Kingdom Operations segment has been reclassified to discontinued operations for all periods presented. The loss from discontinued operations subsequent to the measurement date of March 12, 2001 through the anticipated disposal dates for each of these businesses (the phase-out period) is estimated to be approximately $0.5 million.

Vlasic Farms Mushrooms

   On January 31, 2000, we sold Vlasic Farms, Inc., our fresh mushroom business to Money's Mushrooms Ltd. The sale price was $50 million, less post-closing purchase price adjustments of approximately $4.8 million. The net proceeds, net of transaction closing costs and amounts held on deposit to cover certain future costs related to the transaction, were used to repay a portion of the indebtedness outstanding under our senior credit facility. Funds of $2.5 million remain on deposit for payments of certain other indemnified costs and are included in the Restricted cash amounts on the Consolidated Balance Sheet at January 28, 2001. Any funds held on deposit remaining after payment of the specified items will be used to repay a portion of the indebtedness outstanding under our senior credit facility.

   Liabilities retained by us included certain indemnified costs, property taxes and medical claims totaling $1.3 million at January 28, 2001 and remain in Accrued liabilities on the Consolidated Balance Sheet. We also retained pre-sale projected benefit obligations for pensions and other postretirement benefits of approximately $14.1 million and $8.1 million, respectively, as of July 30, 2000. Assets sufficient to fund the pension liabilities as of January 28, 2001 are included in the Company's pension trust. Hence, there is no net pension liability related to the Vlasic Farms' employees in the Consolidated Balance Sheet. The projected benefit obligations for other postretirement benefit are recorded in Other liabilities on the Consolidated Balance Sheet as of January 28, 2001.

                          VLASIC FOODS INTERNATIONAL
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)


4. DISCONTINUED OPERATIONS (CONTINUED)

   In conjunction with the sale we entered into a Transition Services Agreement with the buyers through January 31, 2001, whereby we continued to perform certain administrative and accounting functions for fees that approximated cost. During the six months ended January 28, 2001, we received $0.8 million in such fees, which are included in Other (income) expense, net in the Consolidated Statements of Operations. Such services are no longer provided.

   After the sale, we remained contingently liable for workers' compensation claims incurred prior to the sale of the mushroom business in the event the buyer failed to satisfy this liability. On November 2, 2000, the buyer filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As the workers' compensation liability was a prepetition liability at the time of the buyer's filing, the buyer was able to and has rejected this liability. Therefore, the Company has accrued a liability for such claims and has effectively revised the previously booked gain on the sale of the mushroom business by recording a $3.6 million loss on the sale of discontinued operations during the second fiscal quarter of 2001.

   In accordance with Accounting Principles Board Opinion No. 30 (APB 30), "Reporting the Results of Operations - Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", we have separately reported the results of our Grocery Products business segment, our United Kingdom Operations segment and Vlasic Farms, Inc. as discontinued operations. The Vlasic Farms loss from discontinued operations subsequent to the measurement date of December 17, 1999 through January 30, 2000 (the phase-out period) of $0.8 million was deferred and recorded as a reduction to the net gain on disposal in the third quarter fiscal 2000. Net sales, earnings (loss) before taxes and net loss applicable to discontinued operations were as follows:


                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    ----------------------------    --------------------------
                                                    January 28,       January 30,    January 28,     January 30,
GROCERY PRODUCTS                                       2001             2000           2001             2000
                                                    -----------      -----------    -----------      ----------
Net sales                                           $  67,354        $  67,992       $ 119,983       $ 126,936
                                                    ==========       ==========      ==========      =========
Earnings (loss) before taxes                        $   2,135        $  (6,374)      $  (1,555)      $   1,200
Taxes on earnings                                          --            2,422              --            (456)
                                                    -----------      -----------     -----------     ---------
Earnings (loss) from discontinued operations,
  net of tax                                        $   2,135        $  (3,952)      $  (1,555)      $     744
                                                    =========        ==========      ==========      =========



                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    --------------------------     --------------------------
                                                     January 28,     January 30,    January 28,     January 30,
UNITED KINGDOM OPERATIONS                               2001           2000           2001             2000
                                                    -----------    -----------    -----------      -----------
Net sales                                           $   30,652      $   39,640      $   58,101      $   75,702
                                                    ===========     ===========     ===========     ==========

Loss before taxes                                   $   (2,515)     $     (531)     $ (102,212)     $     (891)
Taxes on earnings                                           --              --              --             (81)
                                                    -----------     -----------     -----------     -----------
Loss from discontinued operations, net of tax       $   (2,515)     $     (531)     $ (102,212)     $     (972)
                                                    ===========     ===========     ===========     ===========


                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    --------------------------     ----------------------------
                                                     January 28,     January 30,    January 28,     January 30,
VLASIC FARMS, INC.                                     2001           2000           2001             2000
                                                    -----------    -----------    -----------      ------------
Net sales                                           $     --        $ 31,248        $     --           $ 60,717
                                                    ==========      =========       =========          ========
Loss before taxes                                   $     --        $ (8,951)       $     --           $(10,973)
Taxes on earnings                                         --           3,499              --              4,274
Loss on sale of discontinued operations               (3,560)             --          (3,560)                --
                                                    ---------       ---------       ---------          ---------
Loss from discontinued operations, net of tax       $ (3,560)       $ (5,452)       $ (3,560)          $ (6,699)
                                                    ===========     =========       =========          =========

                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                    --------------------------     -----------------------------
                                                    January 28,     January 30,    January 28,       January 30,
ALL DISCONTINUED OPERATIONS                            2001             2000           2001               2000
                                                    -----------    -----------    -----------        -----------

Net sales                                           $ 98,006        $ 138,880        $ 178,084          $ 263,355
                                                    ========        =========        =========          =========

Earnings (loss) before taxes                        $   (380)       $ (15,856)       $(103,767)         $ (10,664)
Taxes on earnings                                         --            5,921               --              3,737
Loss on sale of discontinued operations               (3,560)              --           (3,560)                --
                                                    ---------       ----------       ----------         ----------
Loss from discontinued operations, net of tax       $ (3,940)       $  (9,935)       $(107,327)         $  (6,927)
                                                    =========       ==========       ==========         ==========

                          VLASIC FOODS INTERNATIONAL
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)


   The components of net assets of discontinued operations included in the Consolidated Balance Sheets were:


                                               January 28,      July 30,
ALL DISCONTINUED OPERATIONS                      2001              2000
                                               ---------        ---------
Accounts receivable                            $  30,939        $  30,690
Inventories                                       72,920           83,348
Plant assets, net                                 60,692          126,489
Intangible and other assets, net                  47,447           65,079
Other current assets and liabilities             (29,357)         (55,533)
                                               ---------        ---------
   Net assets of discontinued operations       $ 182,641        $ 250,073
                                               =========        =========

   As discussed in Note 3, the information reported for the United Kingdom Operations reflects the Special Charge of $96 million in fiscal 2001 relating to the reduction in the carrying value of the net assets of our United Kingdom businesses.

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

6. RESTRUCTURING CHARGES

                                                 Severance
                                                and Benefits
                                             ------------------

Balance at July 30, 2000                            $ 487
Fiscal 2001 spending                                 (446)
                                                    ------
Balance at January 28, 2001                         $  41
                                                    =====

   A special charge of $1.5 million ($1.0 million after-tax) was recorded in the second quarter of fiscal 2000 associated with reductions in the United States headquarters workforce. This restructuring program was designed to streamline the organization and reflects the need for a smaller infrastructure. In the fourth quarter of fiscal 2000, it was estimated that $0.3 million ($0.2 million after-tax) of the original reserve would not be utilized due to higher than anticipated voluntary employee turnover. Accordingly, this amount was reversed. The $1.2 million net charge ($0.8 million after-tax) represented severance and employee benefit costs that were expected to be paid in cash. As of January 28, 2001, twenty-one individuals had been severed. This restructuring program is complete.

                          VLASIC FOODS INTERNATIONAL
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)


7. RESTRICTED CASH

                                                                                  January 28,     July 30,
                                                                                     2001           2000
                                                                                  -----------    ---------

Funds held on deposit related to mushroom divestiture                                $2,484       $7,272
Funds held on deposit related to workers' compensation letter of credit               4,916        2,039
Proceeds from asset sale                                                                 --          562
                                                                                   --------       ------
  Total                                                                              $7,400       $9,873
                                                                                   ========       ======


   In connection with the divestiture of Vlasic Farms, Inc. during fiscal 2000, funds of $7.3 million, including interest, were held on deposit for anticipated purchase price adjustments, severance payments and certain other indemnified costs. In July 2000, upon determination of the final purchase price, we paid to the buyer approximately $4.8 million from our general cash account. A like amount was released to us during August 2000 from funds held on deposit. The remaining deposit amount held in Restricted cash will be used to pay certain indemnified costs. Any remainder will be used to pay amounts owed under the senior credit facility.

   In order to satisfy certain worker's compensation self-insurance security deposit requirements, we have two irrevocable letters of credit which we were required to collaterize with deposits totaling $4.9 million.

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

8. SEGMENT AND GEOGRAPHIC AREA INFORMATION

   We had three segments that were organized based upon similar economic characteristics, manufacturing processes, marketing strategies and distribution channels. The FROZEN FOODS segment consists of Swanson frozen foods in the United States and Canada and contract manufacturing of primarily frozen foodservice products in the United States. As discussed in Note 4, our GROCERY PRODUCTS segment and our UNITED KINGDOM OPERATIONS segment are now reported separately as discontinued operations and therefore excluded from segment information. The GROCERY PRODUCTS segment included Vlasic retail and foodservice pickles and condiments and Open Pit barbecue sauce in the United States. The UNITED KINGDOM OPERATIONS segment included Freshbake frozen foods and SonA and Rowats pickles, canned beans and vegetables in the United Kingdom. For the six months ended January 30, 2000, the Vlasic Farms mushroom business was classified as a discontinued operation and excluded from segment information. The net sales reported in the Consolidated Statements of Operations consists only of the net sales of our FROZEN FOODS segment. We evaluate segment performance based on earnings before interest and taxes. As all continuing operations are in North America, no separate Geographic Information is presented.

                          VLASIC FOODS INTERNATIONAL
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)


8. SEGMENT AND GEOGRAPHIC AREA INFORMATION (CONTINUED)

                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                             -------------------------   --------------------------
                                             January 28,   January 30,   January 28,    January 30,
SEGMENT INFORMATION                              2001          2000         2001           2000
                                             -----------   -----------   -----------    -----------
Earnings (Loss) Before Interest and Taxes
from Continuing Operations
  Frozen Foods                                $  5,228      $ (6,036)     $ (9,481)     $  9,207
  Divested Businesses                             --           1,155          --           1,155
  Unallocated Corporate Expenses                (5,803)       (2,313)       (5,521)       (4,417)
                                              --------      --------      --------      --------
    Total                                     $   (575)     $ (7,194)     $(15,002)     $  5,945
                                              ========      ========      ========      ========

   The information reported for the FROZEN FOODS segment reflects the Special Charge of $21 million in fiscal 2001 relating to the reduction in the carrying value of one of our buildings in the Omaha frozen food plant, as discussed in
Note 3.

9. INVENTORIES

                                                       January 28,       July 30,
                                                           2001            2000
                                                       -----------       --------

Raw materials, containers and supplies                   $ 9,818         $16,749
Finished product                                          17,464          26,518
                                                         -------         -------
                                                          27,282          43,267
Add: Adjustment to LIFO basis                              1,634           3,358
                                                         -------         -------
    Total                                                $28,916         $46,625
                                                         =======         =======

   Cost of substantially all inventories is determined using the last in, first out (LIFO) method.

                          VLASIC FOODS INTERNATIONAL
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)


10.  DEBT

                                                            January 28,      July 30,
                                                                2001           2000
                                                            -----------     ---------

Notes payable to banks
  Senior credit facility                                     $ 318,700      $ 285,200
  Other                                                             84             87
                                                             ---------      ---------
    Total notes payable to banks                             $ 318,784      $ 285,287
                                                             =========      =========
Long-term debt
$200 million 10 1/4% Senior subordinated notes due 2009,
  less unamortized discount                                  $ 197,246      $ 197,146
Capital lease obligations                                           41             84
                                                             ---------      ---------
Total long-term debt                                           197,287        197,230
Less: Current portion of long-term debt                       (197,246)          --
                                                             ---------      ---------
    Net long-term debt                                       $      41      $ 197,230
                                                             =========      =========


   As discussed in Note 2, the Company has filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code and, consequently, is in default under the terms of the senior credit facility and the senior subordinated notes.

   In fiscal 1999, we issued senior subordinated notes with an aggregate principal amount of $200 million at an issue price of 98.472%. The notes mature on July 1, 2009. Interest on the notes accrues at the rate of 10-1/4% per annum and is payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2000. On or after July 1, 2004, the notes may be redeemed in whole or in part at a stated price. The Company has not made the interest payment that was due on January 2, 2001.

   The amended senior credit facility consists of (1) a senior secured term loan in a principal amount of $100 million and (2) senior secured revolving credit commitments providing for revolving loans, in the aggregate amount of up to $223.5 million. The senior credit facility has a final maturity date of February 20, 2003. We are required to make mandatory prepayments on the senior credit facility and permanently reduce revolving credit commitments under certain circumstances, including upon certain asset sales, issuance of debt securities, issuance of equity securities and receipt of casualty proceeds which includes property insurance proceeds and condemnation awards. At our option, subject to certain requirements, loans may be prepaid in whole or in part. Under the revolving credit facility, the maximum amount of borrowings available is equal to the revolving credit commitment less any outstanding revolving loans. Borrowings under the senior credit facility bear interest at rates that, at our option, vary with the prime rate, CD rate, LIBOR or money market rates plus applicable credit margins. The average interest rate on senior credit facility borrowings at January 28, 2001 was 9.83%. We are obligated to pay a facility fee of 0.5% on the credit exposure of the banks.

   On June 28, 2000, the Company executed an amendment of the senior credit facility and a waiver (discussed below) through February 28, 2001. The amendment provided for usage of up to $35 million of borrowings under the facility for the working capital purposes subject to being in compliance with tests related to the cash budget. The amendment provided for the funding of the $35 million availability to be made 50% by the bank senior credit facility syndicate and 50% by participation of certain descendants of Dr. John T. Dorrance (Dorrance Family Participants). The Dorrance Family Participants provided funding to the Company through participation in the senior credit facility bank syndicate by providing $1 of funding for each $1 supplied by the bank syndicate up to a maximum participation of $17.5 million. The Dorrance Family Participants would receive a one-time fee of $350,000, interest of 2% per annum over that otherwise payable under the terms of the senior credit facility, and a fee equal to 5% of the total outstanding shares multiplied by the excess of the closing price of Vlasic common stock (on any date of their choice) over $1.94 per share. The loans provided by the Dorrance Family Participants, together with all fees and accrued interest, are payable February 28, 2001. The Company believes that the terms

                           VLASIC FOODS INTERNATIONAL
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)




10.  DEBT (CONTINUED)

of the transaction discussed above between the Company and the Dorrance Family Participants, are similar to those that would have been obtained in like transactions with others considering the nature of the transactions and the availability of comparable funding.

     The waiver was necessary due to our failure to comply with certain financial ratio covenants under our senior credit facility. The waiver required the payment of a fee, an increase in interest rates, delivery of and compliance with a cash budget and also established minimum sales, minimum net worth, and revised capital expenditure limits. The waiver also required that an escrow deposit to pay the January 2, 2001 interest payment of $10.25 million on the senior subordinated notes ("January Interest Payment") be established by December 28, 2000. However, we breached the provision of the waiver relating to the funding of the January Interest Payment. On January 29, 2001 our filing for reorganization (see Note 2) resulted in an event of default under our senior credit facility and our senior subordinated notes, in which case all such debt is immediately due and payable.

     The senior credit facility is secured by liens on substantially all of the Company assets.

     Our ability to operate as a going concern is dependent upon our ability to use cash collateral, to acquire sufficient debtor-in-possession financing, to sell our condiments businesses to Heinz and the development, proffer and ultimate confirmation of a plan of reorganization. The Company is near completing negotiations with its prepetition lenders to provide $25 million standby debtor-in-possession financing. The Company has obtained the consent and support of its lenders to continued use of cash collateral, which as of January 28, 2001 was $20 million and currently is more than $30 million. Assuming the timely consummation of the sale transaction discussed above, the use of cash collateral and the debtor-in-possession financing will provide adequate liquidity for the next 12 months.

     It is presently contemplated that the net proceeds received from the sale of the Vlasic pickles and condiments and Open Pit barbecue sauce businesses to Heinz will be used to repay amounts owed under the senior credit facility. It is also anticipated that net proceeds received from the sale of the United Kingdom Freshbake and SonA businesses will be used to repay amounts owed under the senior credit facility, but repatriation to the United States is not expected for approximately one year due to United Kingdom regulations in connection with liquidations of companies.

11.  TRANSACTIONS WITH CAMPBELL SOUP COMPANY SUBSEQUENT TO THE SPIN-OFF

     At the time of the spin-off, we entered into a multi-year agreement with Campbell Soup Company ("Campbell") for the continued production of frozen foodservice products in the United States by us as well as an agreement for the production of frozen retail products in Canada by Campbell. Campbell continues to produce frozen retail products for our Canadian business. On December 1, 2000, the frozen U.S. foodservice contract packing agreement with Campbell was modified and extended through September 30, 2001. The contract extension is on less favorable terms to Vlasic. As discussed in Note 3, an asset impairment charge has been taken relative to the production facilities servicing this contract. Our fiscal 2001 earnings will be approximately $5 million less than had the contract been extended at the same terms.

     Included in the Consolidated Statements of Operations are sales to Campbell from our frozen foods segment of $34.0 million and $38.2 million in the six months ended January 28, 2001 and January 30, 2000, respectively. Included in Costs of product sold are purchases from Campbell of $3.1 million and $3.2 million in the six months ended January 28, 2001 and January 30, 2000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

     On March 30, 1998, Campbell Soup Company ("Campbell") distributed one share of Vlasic common stock to shareowners of Campbell for every ten shares of Campbell capital stock held at the record date in a tax-free distribution (the "spin-off"). At the time of the spin-off, we began operations as a separate independent publicly owned company. In connection with the spin-off, Campbell contributed the following businesses: Swanson frozen foods in the United States and Canada, Vlasic retail and foodservice pickles and condiments in the United States, Open Pit barbecue sauce, Campbell's mushrooms in the United States, Freshbake and non-branded frozen foods and SonA and Rowats pickles and beans in the United Kingdom, Swift and non-branded processed beef in Argentina and Kattus gourmet foods distribution in Germany. We sold the Kattus business in January 1999 and sold our Argentine beef business, Swift-Armour, in July 1999. The mushroom business was sold during the third quarter of fiscal 2000 and has been treated as a discontinued operation. As discussed below, we have entered into agreements to sell our Vlasic pickles and condiments and Open Pit barbecue sauce businesses and our UK Freshbake and SonA businesses. These have also been treated as discontinued operations.

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

     As discussed below, the Company filed for reorganization relief pursuant to Chapter 11 of the U.S. Bankruptcy Code on January 29, 2001.

     The discussion below summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity for the six months ended January 28, 2001 and January 30, 2000. The results for the six months ended January 28, 2001 are not necessarily indicative of the results of operations to be expected for the full year. The following discussion of results of operations and liquidity and capital resources should be read in conjunction with our historical consolidated financial statements and the related accompanying notes.


BANKRUPTCY AND GOING CONCERN MATTERS

     As discussed in Note 4 to the Consolidated Financial Statements, on January 29, 2001 the Company entered into an agreement to sell its Vlasic pickles and condiments and Open Pit barbecue sauce businesses to H.J. Heinz Company ("Heinz") for $195 million, subject to post-closing adjustments. Also, on January 29, 2001 Vlasic Foods International Inc. and all of its U.S. operating subsidiaries filed voluntary petitions for reorganization relief in the U.S. District Court in Wilmington, Delaware, pursuant to Chapter 11 of the U.S. Bankruptcy Code in order to implement the terms of the Heinz sale. We also filed a motion seeking the Court's approval of the asset sale to Heinz pursuant to section 363 of the U.S. Bankruptcy Code. This sale is subject to a further competitive sale process whereby higher and better offers for the Vlasic and Open Pit businesses will be considered pursuant to the U.S. Bankruptcy Code. Our filing for reorganization resulted in an event of default under our senior credit facility and our senior subordinated notes. As discussed in Note 4, the Company has entered into agreements to sell both of its U.K. businesses. These sales will be subject to the approval of the U.S. Bankruptcy Court.

     Upon its commencement of bankruptcy proceedings, the Company began operating its businesses as debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code, which provides for the reorganization of businesses under the supervision of the Bankruptcy Court. At the same time, the Company began notifying all known or potential creditors of the filing for purpose of identifying all prepetition claims against the Company. Except for amounts owed to the banks under our senior credit facility (see Note 10), substantially all of the liabilities as of the filing date are subject to settlement under a plan of reorganization. Generally, actions to enforce or otherwise effect repayment of all prepetition claims as well as all pending litigation against the Company are stayed while the Company continues its business operations as debtor-in-possession. Schedules will be filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the filing date. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and resolved or adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable.

     Under the U.S. Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory prepetition contracts, subject to Bankruptcy Court review. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from the filing of claims for any rejected contracts, and no provisions have been made for these items.

     As discussed in Note 10, the Company has significant borrowings, which require, among other things, compliance with certain financial ratios on a quarterly basis. As a result of operating losses incurred during the second, third and fourth quarters of fiscal 2000, and the first and second quarters of fiscal 2001, we were not in compliance with the financial ratio covenants under our senior credit facility. We requested and received a waiver through February 28, 2001 in consideration for the payment of a fee and an increase in interest rates. However, we breached the provision of the waiver relating to the funding of the interest payment due January 2, 2001 on our senior subordinated notes. Additionally, we have been unable to make such interest payments. On January 29, 2001 our filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code resulted in an event of default under our senior credit facility and our senior subordinated notes (see Note 10), in which case all such debt is immediately due and payable. The Company is currently operating under Chapter 11 of the U.S. Bankruptcy Code, which while under protection of the courts, provides for the reorganization of our business. For this reason, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

     Our ability to operate as a going concern is dependent upon our ability to use cash collateral, to acquire sufficient debtor-in-possession financing, to sell our condiments businesses to Heinz and the development, proffer and ultimate confirmation of a plan of reorganization. The Company is near completing negotiations with its prepetition lenders to provide $25 million standby debtor-in-possession financing. The Company has obtained the consent and support of its lenders to continued use of cash collateral, which as of January 28, 2001 was $20 million and currently is more than $30 million. Assuming the timely consummation of the sale transaction discussed above, the use of cash collateral and the debtor-in-possession financing will provide adequate liquidity for the next 12 months.

     It is presently contemplated that the net proceeds received from the sale of the Vlasic pickles and condiments and Open Pit barbecue sauce businesses to Heinz will be used to repay amounts owed under the senior credit facility. It is also anticipated that net proceeds received from the sale of the United Kingdom Freshbake and SonA businesses will be used to repay amounts owed under the senior credit facility, but repatriation to the United States is not expected for approximately one year due to United Kingdom regulations in connection with liquidations of companies. The Company has hired Goldin Associates, a nationally recognized turnaround manager, to assist in implementing a financial restructuring. We are continuing to explore strategic opportunities for the Company, which could result in either the sale or a financial restructuring of the remainder of the Company, in whole or in part. The firm of Lazard Freres & Co. is continuing to assist with this strategic review process and provide investment banking services to the Company. We are in continuing discussions with one or more potential buyers for other parts of the Company. Since this process is still ongoing, no assurances can be given that definitive contracts will be signed or that, if signed, closings will occur. The Company continues to explore all of its options with respect to the reorganization or sale of its remaining businesses.

RESULTS OF OPERATIONS

OVERVIEW

     Net sales from continuing operations for the first six months of fiscal 2001 were $254.0 million compared to net sales of $270.9 million for the first six months of fiscal 2000, or a decrease of 6%.

     For the six months ended January 28, 2001, we incurred a net loss from continuing operations of $63.8 million, or ($1.41) per share, compared to a net loss from continuing operations for the six months ended January 30, 2000 of $10.6 million, or ($.24) per share. Including the net losses from discontinued operations, the Company's net loss was $171.1 million or ($3.77) per share for the six months ended January 28, 2001, compared to a net loss of $17.6 million or $(.39) per share for the same period in fiscal 2000. The fiscal 2001 results were adversely impacted by the following special items that occurred during the first quarter of fiscal 2001, as well as reduced earnings from business operations:

o writedowns of impaired assets of $21 million relating to our Omaha frozen food plant and $96 million relating to our discontinued UK operations,

o a valuation allowance recorded against U.S. net operating loss carryforwards reducing existing deferred tax assets by $16.3 million, as well as not providing for any tax benefit for the current year's operating loss. Such benefit would have been approximately $11.8 million.

     In addition to the special items noted above, results were negatively impacted by:

o lower sales of Swanson frozen foods resulting from reduced levels of inventories held by our customers. Consumption was down 2%.

o higher manufacturing costs due to higher ingredient costs and lower manufacturing volume,

o higher administrative costs related to legal and other professional fees incurred for the strategic review and bankruptcy processes as well as employee retention and incentive costs,

o higher interest expense related to fees related to bank waivers as well as higher interest rates.

     CONSOLIDATED STATEMENTS OF OPERATIONS

     The following table sets forth certain items in our consolidated statements of operations as percentages of our net sales for the periods indicated:

                                                   THREE MONTHS ENDED                      SIX MONTHS ENDED
                                             ------------------------------         ------------------------------
                                             January 28,         January 30,        January 28,         January 30,
                                                2001                2000               2001                2000
                                             -----------         -----------        -----------         -----------
Net sales                                      100.0%              100.0%             100.0%              100.0%
                                             -----------         -----------        -----------         -----------
Cost of products sold                           66.2%               65.6%              65.7%               65.2%
Marketing and selling expenses                  24.0%               32.2%              24.3%               25.8%
Administrative expenses                         10.6%                6.2%               9.0%                5.7%
Research and development expenses                0.6%                0.6%               0.6%                0.7%
Other (income) expense, net                     (0.9)%               0.6%              (1.9)%               0.3%
Special items                                      -                 0.3%               8.3%                0.1%
                                             -----------         -----------        -----------         -----------
    Total costs and expenses                   100.5%              105.5%             106.0%               97.8%
                                             -----------         -----------        -----------         -----------
Earnings (loss) before interest and
   taxes from continuing operations            (0.5)%              (5.5)%             (6.0)%               2.2%
                                             ===========         ===========        ===========         ===========





THREE MONTHS ENDED JANUARY 28, 2001 COMPARED TO THREE MONTHS ENDED JANUARY 30, 2000 - CONTINUING OPERATIONS

     NET SALES. Net sales of $118.8 million for the three months ended January 28, 2001 decreased 9.3% from net sales of $131.0 million for the three months ended January 30, 2000. This decrease was primarily due to a 10% decline in Swanson frozen foods related to reduced inventories held by our customers and a consumption decline of 3%.

     COST OF PRODUCTS SOLD. Cost of products sold as a percentage of net sales for the three months ended January 28, 2001 was 66.2% compared to 65.6% for three months ended January 30, 2000. The increase in cost of products sold as a percentage of net sales is primarily attributable to higher ingredient costs and lower absorption from lower manufacturing volume in Swanson.

     MARKETING AND SELLING EXPENSES. Marketing and selling expenses as a percentage of net sales decreased to 24.0% for the three months ended January 28, 2001 compared to 32.2% for the three months ended January 30, 2000. On an annual basis for fiscal 2000, after adjustment for certain unusual costs as discussed in our Form 10-K which were primarily recorded in fiscal 2000 second quarter, marketing and selling expenses as a percentage of net sales were approximately 25.1%. Fiscal 2001 expenses as a percentage of net sales are expected to be slightly higher due to lower sales.

     ADMINISTRATIVE EXPENSES. Administrative expenses as a percentage of net sales increased for the three months ended January 28, 2001 to 10.6% from 6.2% for the three months ended January 30, 2000. The increase in the second quarter of fiscal 2001 when compared to 2000 was attributable to higher administrative costs related to legal and other professional fees incurred for the strategic review and bankruptcy processes as well as employee retention and incentive costs.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses as a percentage of net sales remained flat at 0.6 percent of net sales for the three months ended January 28, 2001.

     OTHER (INCOME) EXPENSE, NET. Other income was $1.1 million for the three months ended January 28, 2001 compared with Other expense of $0.7 million in the same period a year ago. This year's income includes a $0.5 million insurance settlement related to a boiler explosion in our Omaha facility during last year's second quarter, and $0.4 million from transition services income from the purchaser of our mushroom business. Last year's Other expense included costs of $1.0 million related to the boiler explosion.

     LOSS BEFORE INTEREST AND TAXES FROM CONTINUING OPERATIONS. Losses before interest and taxes from continuing operations for the three months ended January 28, 2001 were $0.6 million compared to losses from continuing operations of $7.2 million for the three months ended January 30, 2000. This decrease in the second quarter of fiscal 2001 was principally driven by lower selling and marketing expenses, partially offset by lower sales volume, legal and other professional fees related to the strategic review and bankruptcy processes and higher employee retention and incentive costs.

     INTEREST EXPENSE. Interest expense, net, for the three months ended January 28, 2001 was $17.4 million compared to $12.2 million for the three months ended January 30, 2000. We incurred higher interest expense in the second quarter of fiscal 2001 primarily as a result of fees related to bank waivers as well as higher interest rates.

     TAXES ON EARNINGS. The provision for taxes in the second quarter of fiscal 2001 was $0.3 million although there was a loss before taxes of $18.0 million. As the Company has taxable earnings in Canada, a provision for Canadian taxes was recorded. No benefit was recorded for U.S. operations since we are in tax loss carry-forward positions.

     LOSS FROM DISCONTINUED OPERATIONS. As discussed in Note 4, the Grocery Products segment, the United Kingdom Operations segment and the divested Vlasic Farms mushroom business have been classified as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

     As a discontinued operation, the Grocery Products segment had net earnings of $2.1 million during the second quarter of fiscal 2001, compared to a net loss of $4.0 million in the same period of fiscal 2000. Net sales of pickles decreased 2% from a year ago while Open Pit sales increased 21%. The increase in earnings is due to lower advertising expense in the second quarter of fiscal 2001 and the marketing adjustment recorded in the second quarter of fiscal 2000.

     Net sales of the United Kingdom Operations segment decreased 23% to $30.7 million for the three months ended January 28, 2001 compared to the same period of the prior year. The segment incurred a net loss of $(2.5) million for the three months ended January 28, 2001 compared to $(0.5) million for the three months ended January 30, 2000. Approximately 40% of the decline in sales were due to the lower value of the British pound. The remaining 13% decline in net sales is the result of intense competition and pricing activity in each U.K. business, Freshbake and SonA. The change in the loss is driven by the reduced sales volume, as well as reduced selling prices resulting from competitive activity and higher manufacturing costs resulting from lower manufacturing volume.

     After the sale of the mushroom business, we remained contingently liable for workers' compensation claims incurred prior to the sale of the mushroom business in the event the buyer failed to satisfy this liability. On November 2, 2000, the buyer filed for protection under Chapter 11 of the U.S. bankruptcy code. As this is a prepetition liability at the time of the buyer's filing for reorganization, the buyer was able to and has rejected this liability. Therefore, the Company has accrued a liability for such claims during the second fiscal quarter of 2001, and has effectively revised the previously booked gain on the sale of the mushroom business by recording a $3.6 million loss on the sale of discontinued operations during the second fiscal quarter of 2001.

SIX MONTHS ENDED JANUARY 28, 2001 COMPARED TO SIX MONTHS ENDED JANUARY 30, 2000
- CONTINUING OPERATIONS

     NET SALES. Net sales of $254.0 million for the six months ended January 28, 2001 decreased 6% from net sales of $270.9 million for the six months ended January 30, 2000. This decrease was primarily due to a 6% decline in Swanson frozen foods related to reduced inventories held by our customers and a decline in consumption of 2%.

     COST OF PRODUCTS SOLD. Cost of products sold as a percentage of net sales for the six months ended January 28, 2001 was 65.7% compared to 65.2% for six months ended January 30, 2000. The increase in cost of products sold as a percentage of net sales is primarily attributable to higher ingredient costs and lower absorption from lower manufacturing volume in Swanson.

     MARKETING AND SELLING EXPENSES. Marketing and selling expenses as a percentage of net sales decreased to 24.3% for the six months ended January 28, 2001 compared to 25.8% for the six months ended January 30, 2000. On an annual basis for fiscal 2000, after adjustment for certain unusual costs as discussed in our Form 10-K, marketing and selling expenses as a percentage of net sales were approximately 25.1%. Fiscal 2001 expenses as a percentage of net sales are expected to be slightly higher due to lower sales.

     ADMINISTRATIVE EXPENSES. Administrative expenses as a percentage of net sales increased for the six months ended January 28, 2001 to 9.0% from 5.7% for the six months ended January 30, 2000. This increase was attributable to higher administrative costs related to legal and other professional fees incurred for the strategic review and bankruptcy processes and employee retention and incentive costs.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses as a percentage of net sales decreased to 0.6 percent of net sales for the six months ended January 28, 2001 compared to 0.7 percent of net sales for the six months ended January 30, 2000. Spending was down compared to a year ago due to reduced new product activity.

     OTHER (INCOME) EXPENSE, NET. Other income for the six months ended January 28, 2001 includes a credit recorded in the first quarter of fiscal 2001 of approximately $3.3 million due to expected settlement of deferred compensation in amounts less than originally estimated. The Company settled this obligation in November 2000. It also includes a fiscal 2001 second quarter insurance settlement of $0.5 million related to a boiler explosion in our Omaha facility during last year's second quarter, and $0.8 million from transition services income from the purchaser of our mushroom business. Last year's Other expense included costs of $1.0 million related to the boiler explosion.

     SPECIAL ITEMS. As disclosed in the Summary of Significant Accounting Policies in our Form 10-K, we periodically review the recoverability of plant assets and intangibles based principally on an analysis of cash flows. We made such a review and an adjustment was necessary in the first quarter of fiscal 2001 to reduce certain impaired assets to fair value.

     As the result of the revised contract for frozen foodservice copacking for Campbell Soup Company, the carrying value of one of our buildings in the Omaha frozen food plant was reduced to fair value based upon estimated selling values less costs to sell. This asset impairment amounted to $21 million and is included in the "Special Items" line of the Consolidated Statement of Operations for the six months ended January 28, 2001. There is no tax benefit associated with this charge.

     EARNINGS (LOSS) BEFORE INTEREST AND TAXES FROM CONTINUING OPERATIONS. Losses before interest and taxes from continuing operations for the six months ended January 28, 2001 were $15.0 million compared to earnings from continuing operations of $6.0 million for the six months ended January 30, 2000. This decrease was principally driven by the $21 million writedown of the Omaha frozen food plant assets, lower sales volumes, legal and other professional fees related to the strategic review and bankruptcy processes and higher employee retention and incentive costs.

     INTEREST EXPENSE, NET. Interest expense, net, for the six months ended January 28, 2001 was $32.1 million compared to $23.7 million for the six months ended January 30, 2000. We incurred higher interest expense in fiscal 2001 primarily as a result of fees related to bank waivers as well as higher interest rates.

     TAXES ON EARNINGS. The provision for taxes for the six months ended January 28, 2001 was $16.7 million although there was a loss before taxes of $47.1 million. Based on the progress of the strategic review process during the first quarter of fiscal 2001, management came to believe that the net proceeds to be realized upon sale of the Company in whole or in part would not result in a taxable gain of the magnitude necessary to realize the net book value of the U.S. deferred tax asset on the July 30, 2000 balance sheet. A valuation allowance of $16.3 million was recorded against existing deferred tax assets. However, as the Company has taxable earnings in Canada, a provision for Canadian taxes was recorded. No further tax benefits were recorded for the U.S. and U.K. operations since operations in both countries are in tax loss carry-forward positions.

     LOSS FROM DISCONTINUED OPERATIONS. As discussed in Note 4, the Grocery Products segment, the United Kingdom Operations segment and the divested Vlasic Farms mushroom business have been classified as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

     As a discontinued operation, the Grocery Products segment incurred a net loss of $1.6 million during the first six months of fiscal 2001, compared to net earnings of $0.7 million in the same period of fiscal 2000. Net sales of pickles declined 7% in the first six months of fiscal 2001. Open Pit net sales increased 34%. The decline in earnings results from the lower sales volume partially offset by lower advertising expense.

     Net sales of the United Kingdom Operations segment decreased 23% to $58.1 million for the six months ended January 28, 2001 compared to the same period of the prior year. Approximately 40% of the sales decline was due to the lower value of the British pound. The remaining 13% decline in net sales is the result of intense competition and pricing activity in both UK businesses, Freshbake and SonA. The segment incurred a net loss of $(102.2) million for the six months ended January 28, 2001 compared to $(1.0) million for the six months ended January 30, 2000. As the result of ongoing diminished cash flows in our operations in the United Kingdom, the carrying value of the net assets of our UK businesses was reduced to fair value based upon estimates of selling values less costs to sell. This asset impairment amounted to $96 million and was recorded in the first quarter of fiscal 2001. There is no tax benefit associated with this charge. The change in earnings (loss) was primarily due to this $96 million writedown of the UK assets. The remainder of the loss is driven by the reduced sales volume, as well as reduced selling prices resulting from competitive activity and higher manufacturing costs resulting from lower manufacturing volume.

     The divested Vlasic Farms mushroom business incurred a net loss of $6.7 million during the first six months of fiscal 2000. After the sale of the mushroom business, we remained contingently liable for workers' compensation claims incurred prior to the sale of the mushroom business in the event the buyer failed to satisfy this liability. On November 2, 2000, the buyer filed for protection under Chapter 11 of the U.S. bankruptcy code. As this is a prepetition liability at the time of the buyer's filing for reorganization, the buyer was able to and has rejected this liability. Therefore, the Company has accrued a liability for such claims and has effectively revised the previously booked gain on the sale of the mushroom business by recording a $3.6 million loss on the sale of discontinued operations during the second fiscal quarter of 2001.

RESULTS BY SEGMENT

     The following table sets forth segment information for the periods indicated:

                                                   THREE MONTHS ENDED                    SIX MONTHS ENDED
                                             -----------------------------         ------------------------------
                                             January 28,       January 30,         January 28,       January 30,
SEGMENT INFORMATION                             2001              2000                2001              2000
                                             -----------       -----------         -----------        -----------
Earnings (Loss) Before Interest and Taxes
from Continuing Operations

  Frozen Foods                               $ 5,228             $(6,036)          $ (9,481)            $ 9,207
  Divested Businesses                              -               1,155                  -               1,155
  Unallocated Corporate Expenses              (5,803)             (2,313)            (5,521)             (4,417)
                                             -----------         -----------        -----------         -----------
    Total                                     $ (575)            $(7,194)          $(15,002)            $ 5,945
                                             ===========         ===========        ===========         ===========



THREE MONTHS ENDED JANUARY 28, 2001 COMPARED TO THREE MONTHS ENDED JANUARY 30, 2000

     Net sales of the frozen foods segment decreased approximately 9.3% to $118.8 million for the three months ended January 28, 2001 compared to the same period of the prior year due to lower Swanson U.S. sales related to lower levels of inventories held by our customers and a 3% decline in consumption. The segment's earnings (loss) before interest and taxes was $5.2 million for the three months ended January 28, 2001 compared to ($6.0) million for the three months ended January 30, 2000. The earnings improvement is the result of a decline of over 35% in marketing expense partially offset by the impact of lower sales volume, lower manufacturing volume and higher ingredient prices. Also, contributing to the improvement were insurance proceeds received this year in compensation for losses incurred in last year's boiler explosion in Omaha. The marketing decline results principally from: 1) in the second quarter of fiscal 2000, we recorded the adjustment for unusual costs as discussed in our Form 10-K; 2) there were significant trade marketing costs related to new product introductions in fiscal 2000 while there were none in fiscal 2001; and 3) advertising expense declined significantly in fiscal 2001 compared with a year ago.


SIX MONTHS ENDED JANUARY 28, 2001 COMPARED TO SIX MONTHS ENDED JANUARY 30, 2000

     Net sales of the frozen foods segment decreased approximately 6.3% to $254.0 million for the six months ended January 28, 2001 compared to the same period of the prior year due to lower Swanson U.S. sales related to lower levels of inventories held by our customers and a decline in consumption of 2%. The segment's earnings (loss) before interest and taxes was ($9.5) million for the six months ended January 28, 2001 compared to earnings of $9.2 million for the six months ended January 30, 2000. This decline was primarily due to the $21 million writedown of the Omaha frozen food plant assets recorded in the first quarter of fiscal 2001. Excluding this item, fiscal earnings would be 25% higher than last year. The earnings improvement is the result of a decline of over 35% in marketing expense partially offset by the impact of lower sales volume, lower manufacturing volume and higher ingredient prices. Also, contributing to the improvement were insurance proceeds received this year in compensation for losses incurred in last years' boiler explosion in Omaha. The marketing decline results principally from: 1) in the second quarter of fiscal 2000, we recorded the adjustment for unusual costs as discussed in our Form 10-K; 2) there were significant trade marketing costs related to new product introductions in fiscal 2000 while there were none in fiscal 2001; and 3) advertising expense declined significantly in fiscal 2001 compared with a year ago; partially offset by higher spending for consumer coupons in the first quarter of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

     As discussed in Note 4 to the Consolidated Financial Statements, on January 29, 2001 the Company entered into an agreement to sell its Vlasic pickles and condiments and Open Pit barbecue sauce businesses to H.J. Heinz Company ("Heinz") for $195 million, subject to post-closing adjustments. Also, on January 29, 2001 Vlasic Foods International Inc. and all of its U.S. operating subsidiaries filed voluntary petitions for reorganization relief in the U.S. District Court in Wilmington, Delaware, pursuant to Chapter 11 of the U.S. Bankruptcy Code in order to implement the terms of the Heinz sale. We also filed a motion seeking the Court's approval of the asset sale to Heinz pursuant to section 363 of the U.S. Bankruptcy Code. This sale is subject to a further competitive sale process whereby higher and better offers for the Vlasic and Open Pit businesses will be considered pursuant to the U.S. Bankruptcy Code. Our filing for reorganization resulted in an event of default under our senior credit facility and our senior subordinated notes. As discussed in Note 4, the Company has entered into agreements to sell both of its U.K. businesses. These sales will be subject to the approval of the U.S. Bankruptcy Court.

     Upon its commencement of bankruptcy proceedings, the Company began operating its businesses as debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code, which provides for the reorganization of businesses under the supervision of the Bankruptcy Court. At the same time, the Company began notifying all known or potential creditors of the filing for purpose of identifying all prepetition claims against the Company. Except for amounts owed to the banks under our senior credit facility (see Note 10), substantially all of the liabilities as of the filing date are subject to settlement under a plan of reorganization. Generally, actions to enforce or otherwise effect repayment of all prepetition claims as well as all pending litigation against the Company are stayed while the Company continues its business operations as debtor-in-possession. Schedules will be filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the filing date. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and resolved or adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable.

     Under the U.S. Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory prepetition contracts, subject to Bankruptcy Court review. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from the filing of claims for any rejected contracts, and no provisions have been made for these items.

     As discussed in Note 10, the Company has significant borrowings, which require, among other things, compliance with certain financial ratios on a quarterly basis. As a result of operating losses incurred during the second, third and fourth quarters of fiscal 2000, and the first and second quarters of fiscal 2001, we were not in compliance with the financial ratio covenants under our senior credit facility. We requested and received a waiver through February 28, 2001 in consideration for the payment of a fee and an increase in interest rates. However, we breached the provision of the waiver relating to the funding of the interest payment due January 2, 2001 on our senior subordinated notes. Additionally, we have been unable to make such interest payments. On January 29, 2001 our filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code resulted in an event of default under our senior credit facility and our senior subordinated notes (see Note 10), in which case all such debt is immediately due and payable. The Company is currently operating under Chapter 11 of the U.S. Bankruptcy Code, which while under protection of the courts, provides for the reorganization of our business. For this reason, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

     Our ability to operate as a going concern is dependent upon our ability to use cash collateral, to acquire sufficient debtor-in-possession financing, to sell our condiments businesses to Heinz and the development, proffer and ultimate confirmation of a plan of reorganization. The Company is near completing negotiations with its prepetition lenders to provide $25 million standby debtor-in-possession financing. The Company has obtained the consent and support of its lenders to continued use of cash collateral, which as of January 28, 2001 was $20 million and currently is more than $30 million. Assuming the timely consummation of the sale transaction discussed above, the use of cash collateral and the debtor-in-possession financing will provide adequate liquidity for the next 12 months.

     It is presently contemplated that the net proceeds received from the sale of the Vlasic pickles and condiments and Open Pit barbecue sauce businesses to Heinz will be used to repay amounts owed under the senior credit facility. It is also anticipated that net proceeds received from the sale of the United Kingdom Freshbake and SonA businesses will be used to repay amounts owed under the senior credit facility, but repatriation to the United States is not expected for approximately one year due to United Kingdom regulations in connection with liquidations of companies.

     See Note 10 to the Consolidated Financial Statements for more information regarding the Company's debt.

CASH FLOWS FOR THE SIX MONTHS ENDED JANUARY 28, 2001 COMPARED TO SIX MONTHS ENDED JANUARY 30, 2000

     Net cash used in operating activities was $5.4 million for the six months ended January 28, 2001 compared to net cash used of $27.5 million for the six months ended January 30, 2000. The change in cash flows from operations was principally due to reductions in inventory levels.

     Net cash provided by investing activities was $2.8 million for the six months ended January 28, 2001 compared to net cash used of $4.2 million for the six months ended January 30, 2000. During August 2000 the Company received the remaining cash proceeds of approximately $4.8 million from the fiscal 2000 sale of Vlasic Farms, Inc. Capital expenditures were $2.1 million for the six months ended January 28, 2001 compared to $4.1 million for the six months ended January 30, 2000. Capital expenditures for fiscal year 2001 are not expected to exceed $12.0 million and will be focused on building and equipment replacement.

     Net cash provided by financing activities was $33.5 million for the six months ended January 28, 2001 compared to $51.0 million for the six months ended January 30, 2000. Principally, both were due to net increases in borrowings under the senior credit facility.


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


FORWARD-LOOKING INFORMATION

     This report and our filings with the Securities and Exchange Commission contain certain forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. We caution readers that any such forward-looking statements made by us or on our behalf are based on our current expectations and beliefs but are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

o our ability to successfully obtain necessary financing arrangements, including debtor-in-possession financing;

o        the impact of any bankruptcy plan of reorganization;

o        the results of our strategic review process;

o the impact of any delay in the proposed sale of our Grocery Products segment or if it were to fail to occur;

o the impact of any delay in the proposed sales of our United Kingdom Operations or if they were to fail to occur;

o        continued availability of current trade credit terms;

o changes in accounting estimates developed in connection with the application of generally accepted accounting principles;

o        changes in accounting policies and practices;

o our ability to successfully execute measures, processes and procedures to properly capture and analyze trade marketing spending and customer deductions;

o our ability to maintain capital expenditures within the forecast limits, which are based on assumptions about infrastructure requirements;

o issues associated with our business and information systems and embedded technology;

o the inherent risks in the marketplace associated with our products, including uncertainties about trade and consumer acceptance;

o        changes in prices of raw materials and other inputs; and

o the impact of unforeseen economic and political changes in international markets where we compete.

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

     We terminated our only interest rate swap in November 2000. There have been no other material changes in our market risk during the six months ended January 28, 2001. Therefore, at the current time, we have no material financial instruments outstanding. For additional information, refer to page 24 of our Annual Report for the fiscal year ended July 30, 2000.

                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     As previously reported in our Form 10-K, dated October 17, 2000, we are not aware of any pending claims or litigation the outcome of which would have a material adverse effect on our business, financial position or results of operations, except for the following:

     1) On January 29, 2001 Vlasic Foods International and all of its U.S. operating subsidiaries filed voluntary petitions for reorganization relief in the U.S. District Court in Wilmington, Delaware, pursuant to Chapter 11 of the U.S. Bankruptcy Code.

     2) A class action suit was brought against the Company and two of its former executive officers for alleged securities violations. This action is stayed pursuant to the Company's filing for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code.


ITEM 2.   CHANGES IN SECURITIES

     None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     On January 29, 2001 Vlasic Foods International and all of its U.S. operating subsidiaries filed voluntary petitions for reorganization relief in the U.S. District Court in Wilmington, Delaware, pursuant to Chapter 11 of the U.S. Bankruptcy Code. Such filing constitutes an event of default with respect to our $200 million 10.25% Senior Subordinated Notes due 2009. The total interest in arrears through January 29, 2001, the date of such filing, is $11,827,000.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a.  Our Annual Meeting of Shareowners was held on December 5, 2000.
     c.  The matters voted upon and the results of the vote were as follows:

         Election of Directors
                                                          Number of Shares
                                                          ----------------
                  Name                                  For            Withheld
                  ----                                  ---            -------
         Robert F. Bernstock (1)                     30,386,263        807,505
         Robert T. Blakely                           30,426,441        767,327
         Morris A. Cohen                             30,417,760        776,008
         Tristram C. Colket, Jr.                     30,423,243        770,525
         Lawrence C. Karlson                         30,421,512        772,256
         Donald J. Keller                            30,421,786        771,982
         Shaun F. O'Malley                           30,420,961        772,807

         (1) On January 10, 2001, Mr. Bernstock resigned as Chief Executive Officer and as a member of the Board of Directors.

         Ratification of Appointment of Independent Accountants -
         PricewaterhouseCoopers LLP for the fiscal year ending July 30, 2001. Votes totaled 30,987,110 for; 139,583 against; and 67,075 abstentions.

ITEM 5.  OTHER INFORMATION

   A.    Cautionary Statement on Forward-Looking statements

         This report contains certain forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. This information is based upon our current views and assumptions regarding future events and financial performance and is subject to risks and uncertainties that could cause actual results to differ materially from those expressed in this report. Additional information concerning factors that could cause actual results to vary materially from the results anticipated can be found on page 25 in Management's Discussion and Analysis of Results of Operations and Financial Condition of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended July 30, 2000.


 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   A.    Exhibits - NONE


   B.    Reports on Form 8-K

   We filed a Current Report on Form 8-K dated January 29, 2001 with the Securities and Exchange Commission, on February 5, 2001, announcing the following:

   1. The Company's filing of voluntary petitions for reorganization relief pursuant to Chapter 11 of the United States Bankruptcy Code by Vlasic Foods International Inc. and its United States operating subsidiaries and other bankruptcy matters;

   2.    The Asset Purchase Agreement with H.J. Heinz Company;

   3. Suspension of trading of the Company's common stock on the New York Stock Exchange.

   We also filed a Current Report on Form 8-K dated January 10, 2001 with the Securities and Exchange Commission on January 12, 2001 announcing the voluntary resignation of Robert F. Bernstock as President and Chief Executive Officer and as a member of the Board of Directors of Vlasic Foods International Inc.





                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VLASIC FOODS INTERNATIONAL INC.



Dated:   March 14, 2001        By:       _________________________________
                                                 Joseph Adler
                                          Vice President and Controller
                                    (Principal Financial and Accounting Officer)