Form 10-Q
period 2001-04-29
VLASIC FOODS INTERNATIONAL INC
filed 2001-06-13
CIK 1056312

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED                      COMMISSION FILE NUMBER
      APRIL 29, 2001                                      1-13933

                     [Vlasic Foods International Inc. Logo]

     NEW JERSEY                                        52-2067518
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

   YES  [x ]     NO [ ]

     THERE WERE 45,418,203 SHARES OF COMMON STOCK OUTSTANDING AS OF JUNE 1,
2001.

                           VLASIC FOODS INTERNATIONAL
                             (DEBTOR-IN-POSSESSION)
                                      INDEX


PART I.   FINANCIAL INFORMATION                                                                                       Page No.
    Item 1. Consolidated Financial Statements

         Consolidated Statements of Operations (unaudited) for the three months and nine months ended April 29,         2
         2001 and April 30, 2000

         Consolidated Balance Sheets as of April 29, 2001 (unaudited) and July 30, 2000 (audited)                       3

         Consolidated Statements of Cash Flows (unaudited) for the nine months ended                                    4
         April 29, 2001 and April 30, 2000

         Consolidated Statements of Shareowners' Deficit (unaudited) for the nine months ended April 29, 2001 and       5
         April 30, 2000

         Notes to Consolidated Financial Statements (unaudited)                                                         6

     Item 2.   Management's Discussion and Analysis of Results of Operations and Financial                             17
                   Condition

     Item 3.   Market Risk                                                                                             19


PART II.   OTHER INFORMATION

     Item 1.   Legal Proceedings                                                                                       20
     Item 2.   Changes in Securities                                                                                   20
     Item 3.   Defaults upon Senior Securities                                                                         20
     Item 4.   Submission of Matters to a Vote of Security Holders                                                     20
     Item 5.   Other Information                                                                                       21
     Item 6.   Exhibits and Reports on Form 8-K                                                                        21

SIGNATURE PAGE                                                                                                         22

                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                           VLASIC FOODS INTERNATIONAL
                             (Debtor-in-Possession)
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                    (in thousands, except per share amounts)

                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          ---------------------------    -------------------------
                                                          April 29,         April 30,     April 29,      April 30,
                                                             2001              2000          2001          2000
                                                          ---------        ---------     ---------       ---------
Costs and expenses
Administrative expenses                                        1,413           2,378          6,934           6,790
                                                           ---------       ---------      ---------       ---------
  Total costs and expenses                                     1,413           2,378          6,934           6,790
                                                           ---------       ---------      ---------       ---------

Loss before interest, taxes and reorganization charges        (1,413)         (2,378)        (6,934)         (6,790)
Interest expense                                               7,408          12,831         39,726          36,706
Interest income                                                  549             523            810             688
                                                           ---------       ---------      ---------       ---------
Loss before reorganization charges                            (8,272)        (14,686)       (45,850)        (42,808)
Reorganization charges under Chapter 11:
Professional fees                                              5,570              --          5,570              --
Employee retention costs                                       7,582              --          7,582              --
Loss on writeoff of debt issuance costs and
unamortized debt discount, net                                 9,484              --          9,484              --
Interest earned on accumulated cash resulting
from Chapter 11 proceeding                                      (506)             --           (506)             --
                                                           ---------       ---------      ---------       ---------
  Total reorganization charges                                22,130              --         22,130              --
                                                           ---------       ---------      ---------       ---------
Loss before taxes                                            (30,402)        (14,686)       (67,980)        (42,808)
Taxes on earnings                                                 --              --             --              --
                                                           ---------       ---------      ---------       ---------
Loss from continuing operations                              (30,402)        (14,686)       (67,980)        (42,808)
Earnings (loss) from discontinued  operations,
net of tax                                                     6,677           7,844       (123,296)         18,411
Gain on sale of discontinued operations                        5,796           4,571          2,236           4,571
                                                           ---------       ---------      ---------       ---------
Net loss                                                   $ (17,929)      $  (2,271)     $(189,040)      $ (19,826)
                                                           =========       =========      =========       =========

Loss per share - basic and assuming dilution
  Loss from continuing operations                          $   (0.67)      $   (0.32)     $   (1.50)      $   (0.94)
  Earnings (loss) from discontinued operations             $    0.28       $    0.27      $   (2.66)      $    0.50
                                                           ---------       ---------      ---------       ---------
  Net loss                                                 $   (0.39)      $   (0.05)     $   (4.16)      $   (0.44)
                                                           =========       =========      =========       =========

Weighted average shares outstanding
- basic                                                       45,418          45,418         45,418          45,418
- assuming dilution                                           45,418*         45,418 *       45,418*         45,418*


*   Excludes potentially dilutive shares as the result would be antidilutive.

See accompanying Notes to Consolidated Financial Statements.

                               VLASIC FOODS INTERNATIONAL
                                 (Debtor-in-Possession)
                               CONSOLIDATED BALANCE SHEETS
                                     (in thousands)

                                                              April 29,       July 30,
                                                                2001           2000
                                                           -------------    -----------
                                                             (unaudited)     (audited)
Assets
Cash and cash equivalents                                    $  67,777      $  24,092
Restricted cash - U.S.                                           7,443          9,873
Restricted cash - U.K                                           25,880             --
Net assets of discontinued operations                          238,221        406,180
Prepaid and other assets, net                                      877         11,571
                                                             ---------      ---------
Total assets                                                 $ 340,198      $ 451,716
                                                             =========      =========

Liabilities Not Subject to Compromise
Senior credit facility                                       $ 318,700      $ 285,200
Accrued interest and bank fees                                   5,682          6,756
Accrued liabilities and other                                   13,848             --
                                                             ---------      ---------
Total liabilities not subject to compromise                    338,230        291,956
                                                             ---------      ---------

Liabilities Subject to Compromise
Senior subordinated notes                                      200,000        197,146
Accrued interest                                                11,827          1,971
Accrued liabilities and other                                   14,361         12,011
Postretirement benefits                                          8,570          8,100
                                                             ---------      ---------
Total liabilities subject to compromise                        234,758        219,228
                                                             ---------      ---------
Total liabilities                                              572,988        511,184
                                                             ---------      ---------

Shareowners' deficit
Preferred stock, no par value; authorized 4,000 shares;
none issued                                                         --             --
Common stock, no par value; authorized 56,000 shares;
issued 45,418 shares at April 29, 2001 and July 30, 2000       137,758        137,758
Accumulated deficit                                           (370,548)      (181,508)
Accumulated other comprehensive income (loss)                       --        (15,718)
                                                             ---------      ---------
Total shareowners' deficit                                    (232,790)       (59,468)
                                                             ---------      ---------
Total liabilities and shareowners' deficit                   $ 340,198      $ 451,716
                                                             =========      =========

See accompanying Notes to Consolidated Financial Statements.

                           VLASIC FOODS INTERNATIONAL
                             (Debtor-in-Possession)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (in thousands)

                                                                        NINE MONTHS ENDED
                                                                     April 29,       April 30,
                                                                       2001           2000
                                                                   ----------     -----------
Cash flows from operating activities
     Loss from continuing operations                               $ (67,980)     $ (42,808)
     Non-cash charges to loss from continuing operations
         Loss on writeoff of debt issuance costs and
         unamortized debt discount, net                                9,484             --
         Amortization of debt issuance costs and discount              4,309            880
     Changes in other assets                                          (9,694)       (10,499)
     Changes in accrued interest and other accrued liabilities        21,890        (13,417)
                                                                   ---------      ---------
            Net cash used in operating activities                    (41,991)       (65,844)
                                                                   ---------      ---------

Cash flows from investing activities
     Proceeds from businesses sold                                    23,503         42,900
                                                                   ---------      ---------
            Net cash provided by investing activities                 23,503         42,900
                                                                   ---------      ---------

Cash flows from financing activities
     Borrowings of senior credit facility                             35,000        121,100
     Repayments of senior credit facility                             (1,500)      (107,800)
                                                                   ---------      ---------
            Net cash provided by financing activities                 33,500         13,300
                                                                   ---------      ---------

     Net cash provided by discontinued operations                     28,673         21,741
                                                                   ---------      ---------

            Net change in cash and cash equivalents                   43,685         12,097

Cash and cash equivalents - beginning of period                       24,092         11,316
                                                                   ---------      ---------
Cash and cash equivalents - end of period                          $  67,777      $  23,413
                                                                   =========      =========

Supplementary Disclosure of Cash Payments for Reorganization
      Charges:
      Professional fees                                            $     558
                                                                   ---------
         Total                                                     $     558
                                                                   =========

See accompanying Notes to Consolidated Financial Statements.

                           VLASIC FOODS INTERNATIONAL
                             (Debtor-in-Possession)
           CONSOLIDATED STATEMENTS OF SHAREOWNERS' DEFICIT (unaudited)
                                 (in thousands)

                                                                                                Accumulated
                                                                                                  Other               Total
                                                     Common Stock           Accumulated        Comprehensive       Shareowners'
                                             ----------------------------
                                              Shares         Amount          Deficit          Earnings (Loss)        Deficit
                                            -----------     -----------    -----------        --------------       -------------
Balance at August 1, 1999                        45,418      $ 137,758       $ (151,446)          $ (6,713)           $ (20,401)

Comprehensive earnings (loss):
Net loss                                                                        (19,826)                                (19,826)
Other comprehensive loss
Foreign currency translation adjustments                                                            (5,315)              (5,315)
                                                                                                                      ----------
Comprehensive loss                                                                                                      (25,141)
                                            -----------      ---------       ----------          ---------            ---------
Balance at April 30, 2000                        45,418      $ 137,758       $ (171,272)         $ (12,028)           $ (45,542)
                                            ===========      =========       ==========          =========            =========

Balance at July 30, 2000                         45,418      $ 137,758       $ (181,508)         $ (15,718)           $ (59,468)

Comprehensive earnings (loss):
Net loss                                                                       (189,040)                               (189,040)
Cumulative effect of accounting change                                                               1,306                1,306
Other comprehensive earnings (loss)
Foreign currency translation adjustments                                                            15,718               15,718
Adjustments for derivative financial
  instrument                                                                                        (1,306)              (1,306)
                                                                                                                      ----------
Comprehensive loss                                                                                                     (173,322)
                                            -----------      ---------       ----------          ---------            ---------
Balance at April 29, 2001                        45,418      $ 137,758        $(370,548)         $      --            $(232,790)
                                            ===========      =========       ==========          =========            =========

See accompanying Notes to Consolidated Financial Statements.

                           VLASIC FOODS INTERNATIONAL
                             (Debtor-in-Possession)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 (in thousands)



1.       INTERIM FINANCIAL INFORMATION

         The accompanying unaudited consolidated financial statements for the nine months ended April 29, 2001 and April 30, 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included.

         On January 29, 2001, Vlasic Foods International Inc. (the "Company") and its United States operating subsidiaries filed voluntary petitions for reorganization relief pursuant to Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). Therefore, in accordance with Statement of Position 90-7 issued by the American Institute of Certified Public Accountant's Accounting Standards Division, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company has reported various expenses (e.g., professional fees and employee retention costs) related to the reorganization and restructuring of the business separately as reorganization items as such costs are incurred subsequent to our filing for reorganization relief. As the senior subordinated notes are expected to become an allowed claim at the total face value of such notes pursuant to the bankruptcy proceedings, it was necessary to record an adjustment to remove the unamortized debt discount, thereby valuing such debt at its total face amount. Additionally, all previously capitalized debt issuance costs related to such notes were written off as a reorganization charge. Included as a reorganization item is the interest income earned on cash accumulating as a result of the bankruptcy proceeding.

         The results of the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements and notes should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition beginning on page 17 and in our Annual Report, Form 10-K for the fiscal year ended July 30, 2000.

2.       ASSET SALES AND BANKRUPTCY MATTERS

         Summary

- The Company and its United States operating subsidiaries voluntarily filed for bankruptcy protection on January 29, 2001.

- During April 2001 and May 2001 (subsequent to the end of the third quarter), all businesses of the Company were sold. No operating businesses remain.

-        A bankruptcy plan was filed in June 2001.

         -        Senior secured creditors are expected to be paid in full.

         - Unsecured creditors are expected to receive a partial distribution.

         - Common shareowners are not expected to receive any distributions.

         Asset Sales

         In connection with the competitive sales process provided for under the United States Bankruptcy Code, on April 3, 2001, the Company and certain of its United States and Canadian subsidiaries (collectively, the "Seller") entered into an asset purchase agreement (the "Asset Purchase Agreement") with Pinnacle Foods Corporation (formerly named HMTF Foods Acquisitions Corp. ("PFC"), an affiliate of Hicks, Muse, Tate & Furst Incorporated, providing for the sale of substantially all of the assets relating to the Seller's pickle products, barbecue sauce and grilling sauce products and frozen food products businesses (collectively, the "North

                           VLASIC FOODS INTERNATIONAL
                             (Debtor-in-Possession)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 (in thousands)

American Business") to PFC. After the end of the third quarter, on May 22, 2001, the Company completed the sale of the North American Business to PFC. The stated sale price was $370 million, plus warrants to purchase shares of the common stock of PFC or its parent corporation, subject to certain adjustments principally related to working capital. As a result of these estimated adjustments, the Company received $335.3 million at closing, including $6 million deposited into an escrow account based on the terms of the Asset Purchase Agreement. Separately, the Company's cash balance increased by more than $35 million since January 28, 2001, driven principally by seasonal liquidations of inventories.

         On April 5, 2001, Stratford-upon-Avon Foods Limited, an indirect wholly owned subsidiary of the Company, completed the sale of substantially all of the assets related to its canned and jarred pickle, fruit and vegetable products business in the United Kingdom (the "SONA Business") to Chivers Hartley Limited for approximately $17.6 million, subject to certain adjustments. On April 5, 2001, Freshbake Foods Limited, a wholly owned subsidiary of the Company, completed the sale of substantially all of the assets related to its frozen pastry and sausage products business in the United Kingdom (the "Freshbake Business") to Smoothrun Limited and Ezzentialize Limited for approximately $2.7 million, subject to certain adjustments. A total of $7.7 million of the above sale proceeds were retained as escrow funds pursuant to the terms of the purchase agreements for the SONA Business and the Freshbake Business. Under the terms of the transactions, the Company's United Kingdom subsidiaries retained cash on hand and also retained certain liabilities that are required to be liquidated prior to making final distributions to the Company. Such distributions are not expected for approximately one year due to United Kingdom regulations in connection with liquidations of U.K. companies.

         As a result of the sales of the North American Business, the SONA Business and the Freshbake Business, the Company and its subsidiaries are left with no business activities and no substantial operating assets.

         Bankruptcy Matters

         On January 29, 2001, the Company and its United States operating subsidiaries filed voluntary petitions for reorganization relief pursuant to Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") and announced that the Company and its wholly owned subsidiary, VF Brands, Inc., entered into an asset purchase agreement with H.J. Heinz Company ("Heinz") providing for the sale of substantially all of the assets relating to the Company's pickle products, barbecue sauce and grilling sauce products businesses to Heinz (the "Heinz Agreement"). Pursuant to the competitive sales process provided for under the Bankruptcy Code and the Heinz Agreement, the Company terminated the Heinz Agreement in accordance with its terms in favor of entering into the Asset Purchase Agreement with PFC. The Heinz Agreement provided for the Company to pay to Heinz a $5 million fee in the event of the Company's termination of such agreement.

         Upon its commencement of bankruptcy proceedings, the Company began operating its businesses as debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code, which provides for the reorganization of businesses under the supervision of the Bankruptcy Court. Shortly thereafter, the Company began notifying all known or potential creditors of the filing for purpose of identifying all prepetition claims against the Company. Except for amounts owed to the banks under our senior credit facility (see Note 7) and amounts assumed by PFC, substantially all of the liabilities as of the filing date are subject to settlement under a plan of reorganization. These claims are reflected in the Consolidated Balance Sheet at April 29, 2001 as Liabilities Subject to Compromise. Generally, actions to enforce or otherwise effect repayment of all prepetition claims as well as all pending prepetition litigation against the Company are stayed while the Company continues its business operations as debtor-in-possession. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the filing date. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and resolved or adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to a Chapter 11 bankruptcy plan, and accordingly, are not presently determinable.

                           VLASIC FOODS INTERNATIONAL
                             (Debtor-in-Possession)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 (in thousands)

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

         Pursuant to an order of the Bankruptcy Court, on June 7, 2001 the Company used $323.6 million, including the proceeds from the sale of the North American Business, to repay amounts outstanding under its senior secured credit facility. After paying administrative and other priority claims, the remaining proceeds from the liquidation of estate assets will be distributed pursuant to the Company's Chapter 11 bankruptcy plan when filed and approved.

         The Company filed its Chapter 11 bankruptcy plan with the United States Bankruptcy Court in Wilmington, Delaware in June 2001. As proceeds from the aforementioned asset sales are not sufficient to pay creditors in full, the Chapter 11 bankruptcy plan will not provide for any distributions to holders of Company common stock.

         On January 29, 2001 our filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code resulted in an event of default under our senior credit facility and our senior subordinated notes (see Note 7), in which case all such debt became immediately due and payable. The Company is currently operating under Chapter 11 of the U.S. Bankruptcy Code, which while under protection of the courts, provides for the reorganization of our business. For this reason, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

3.       DISCONTINUED OPERATIONS

North American Business

         On April 3, 2001, the Company entered into an asset purchase agreement (the "Asset Purchase Agreement") with Pinnacle Foods Corporation (formerly named HMTF Foods Acquisitions Corp.) ("PFC"), an affiliate of Hicks, Muse, Tate & Furst Incorporated, providing for the sale of substantially all of the assets relating to the Seller's pickle products, barbecue sauce and grilling sauce products and frozen food products businesses (collectively, the "North American Business") to PFC. After the end of the third quarter, on May 22, 2001, the Company completed the sale of the North American Business to PFC. The stated sale price was $370,000,000, plus warrants to purchase shares of the common stock of PFC or its parent corporation, subject to certain adjustments principally related to working capital. As a result of these estimated adjustments, the Company received $335.3 million at closing, including $6 million deposited into an escrow account based on the terms of the Asset Purchase Agreement. Separately, the Company's cash balance increased by more than $35 million since January 28, 2001, driven principally by seasonal liquidations of inventories. The purchase price is subject to final adjustments based on working capital and postretirement benefit liability balances as of the closing date. Adjustments reducing the sales price cannot exceed the $6 million deposited in escrow. After the deducting the $6 million escrow and estimated transaction costs of $10.6 million (including the fee due to Heinz discussed in Note 2), the net sales proceeds were $318.7 million. A gain on the sale of the North American Business is expected and will be reported in the Company's results of operations in fourth fiscal quarter.

         Under the terms of the Asset Purchase Agreement, PFC will assume certain liabilities, including certain supplier payables, accrued liabilities and pre-sale postretirement medical benefit obligations of the North American Business. PFC will also assume net pension liability of the pension plan covering the union employees of the North American Business. Accordingly, the assets of the union pension plan held in trust will be transferred to PFC's pension trust.



United Kingdom Operations

                           VLASIC FOODS INTERNATIONAL
                             (Debtor-in-Possession)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 (in thousands)

         On April 5, 2001, Stratford-upon-Avon Foods Limited, an indirect wholly owned subsidiary of the Company, completed the sale of substantially all of the assets related to its canned and jarred pickle, fruit and vegetable products business in the United Kingdom (the "SONA Business") to Chivers Hartley Limited for approximately $17.6 million, subject to certain working capital adjustments not to exceed the amounts held in escrow. On April 5, 2001, Freshbake Foods Limited, a wholly owned subsidiary of the Company, completed the sale of substantially all of the assets related to its frozen pastry and sausage products business in the United Kingdom (the "Freshbake Business") to Smoothrun Limited and Ezzentialize Limited for approximately $2.7 million, subject to certain working capital adjustments not to exceed the amounts held in escrow. A total of $7.7 million of the above sale proceeds were retained as escrow funds pursuant to the terms of the purchase agreements for the SONA Business and the Freshbake Business. Under the terms of the transactions, the Company's United Kingdom subsidiaries retained cash on hand and also retained certain liabilities that are required to be liquidated prior to making final distributions to the Company. These sales resulted in a gain of approximately $5.8 million.

Vlasic Farms Mushrooms

         On January 31, 2000, we sold Vlasic Farms, Inc., our fresh mushroom business to Money's Mushrooms Ltd. The sale price was $50 million, less post-closing purchase price adjustments of approximately $4.8 million. Funds of $2.5 million remain on deposit for payments of certain other indemnified costs. Any funds held on deposit remaining after payment of the specified items will be returned to the Company.

         Liabilities retained by us included certain indemnified costs, property taxes and medical claims totaling $1.3 million at April 29, 2001 and remain in Accrued liabilities on the Consolidated Balance Sheet. We also retained pre-sale projected benefit obligations for pensions and other postretirement benefits of approximately $14.1 million and $8.1 million, respectively, as of July 30, 2000. Assets sufficient to fund the pension liabilities as of April 29, 2001 are included in the Company's pension trust. Hence, there is no net pension liability related to the Vlasic Farms' employees in the Consolidated Balance Sheet.

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

         In accordance with Accounting Principles Board Opinion No. 30 (APB 30), "Reporting the Results of Operations - Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", we have separately reported the results of our North American Business, our United Kingdom Operations segment and Vlasic Farms, Inc. as discontinued operations for all periods presented. Net sales, earnings (loss) before taxes and net loss applicable to discontinued operations were as follows:

                           VLASIC FOODS INTERNATIONAL
                             (Debtor-in-Possession)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 (in thousands)

                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                          ------------------------------      ---------------------------
                                           April 29,          April 30,       April 29,         April 30,
NORTH AMERICAN BUSINESS                     2001                2000             2001             2000
                                          ---------           ---------       ---------         ---------
Net sales                                 $ 181,990            $ 191,255         $ 555,944       $ 589,136
                                          =========            =========         =========       =========

Earnings (loss) before taxes              $  10,502            $   5,508         $  (1,208)      $  17,020
Taxes on earnings                              (725)               3,850           (17,450)         10,576
                                          ---------            ---------         ---------       ---------
Earnings (loss) from discontinued
  operations, net of tax                  $   9,777            $   9,358         $ (18,658)      $  27,596
                                          =========            =========         =========       =========


                                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                ----------------------------       ---------------------------
                                                                 April 29,          April 30,        April 29,       April 30,
UNITED KINGDOM OPERATIONS                                          2001               2000             2001            2000
                                                                ---------          ---------       ---------        ---------

Net sales                                                        $  16,604          $  30,495      $  74,705        $ 106,197
                                                                 =========          =========      =========        =========

Loss before taxes                                                $  (2,809)         $  (1,514)     $(104,347)       $  (2,405)
Taxes on earnings                                                     (291)                --           (291)             (81)
Gain on sale of discontinued operations                              5,796                 --          5,796               --
                                                                 ---------          ---------      ---------        ---------
Loss from discontinued operations, net of tax                    $   2,696          $  (1,514)     $ (98,842)       $  (2,486)
                                                                 =========          =========      =========        =========





                                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             ------------------------------     -----------------------
                                                              April 29,          April 30,      April 29,      April 30,
VLASIC FARMS, INC.                                              2001               2000            2001          2000
                                                                ----               ----            ----          ----
Net sales                                                      $          --     $     --       $     --        $ 60,717
                                                               =============     ========       ========        ========

Loss before taxes                                              $          --     $     --       $     --        $(10,973)
Taxes on earnings                                                         --           --             --           4,274
Gain (loss) on sale of discontinued operations, net of tax                --        4,571         (3,560)          4,571
                                                               -------------     --------       --------        --------
Loss from discontinued operations, net of tax                  $          --     $  4,571       $ (3,560)       $ (2,128)
                                                               =============     ========       ========        ========




                                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                             ---------------------------------  ----------------------------
                                                              April 29,        April 30,         April 29,        April 30,
ALL DISCONTINUED OPERATIONS                                     2001             2000               2001              2000
                                                             ----------       -----------       ------------      ----------

Net sales                                                    $ 198,594          $ 221,750         $ 630,649        $ 756,050
                                                             =========          =========         =========        =========

Earnings (loss) before taxes                                 $   7,693          $   3,994         $(105,555)       $   3,642
Taxes on earnings                                               (1,016)             3,850           (17,741)          14,769
Gain (loss) on sale of discontinued operations, net of tax       5,796              4,571             2,236            4,571
                                                             ---------          ---------         ---------        ---------
Loss from discontinued operations, net of tax                $  12,473          $  12,415         $(121,060)       $  22,982
                                                             =========          =========         =========        =========

                           VLASIC FOODS INTERNATIONAL
                             (Debtor-in-Possession)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 (in thousands)

         The components of net assets of discontinued operations included in the Consolidated Balance Sheets were:


                                                       April 29,         July 30,
ALL DISCONTINUED OPERATIONS                              2001              2000
                                                       ---------         --------
Accounts receivable                                   $  39,809         $  55,836
Inventories                                              61,613           129,973
Plant assets, net                                       168,801           266,347
Intangible and other assets, net                         47,178            81,470
Other current assets and liabilities                    (62,035)          (93,326)
Other long-term liabilities                             (28,915)          (37,297)
                                                      ---------         ---------
   Net assets of discontinued operations              $ 226,451         $ 403,003
                                                      =========         =========


         Included in the results of discontinued operations are the following charges previously reported as Special Items:

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

         Income Taxes - Deferred Tax Valuation Allowance - The net proceeds to be realized upon sale of the Company's assets will not result in a taxable gain of the magnitude necessary to realize the net book value of the U.S. deferred tax asset on the July 30, 2000 balance sheet. Accordingly, a valuation allowance of $16.3 million was recorded in the first quarter fiscal 2001 to reduce the net carrying value of the deferred tax asset to zero. Also, no tax benefit was provided for the first, second or third quarters fiscal 2001 operating losses in the U.S. or the United Kingdom.

4.       CHANGE IN ACCOUNTING PRINCIPLE

         Effective July 31, 2000, the Company adopted the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities." This statement requires all derivative instruments to be measured at fair value and be recognized as either assets or liabilities in the balance sheet. As of the date of adoption, the Company was a counterparty to an interest rate swap agreement to effectively hedge a certain amount of its exposure to variability in the interest payments on the borrowings under the Senior Credit Facility (see
Note 7). Interest rate swaps were used by the Company to manage risk associated with interest rate movements and to achieve an acceptable proportion of variable versus fixed rate debt. The adjustment made on July 31, 2000 to reflect the interest rate swap at fair value in Other current assets was approximately $1.3 million. As the interest rate swap is a cash flow

                           VLASIC FOODS INTERNATIONAL
                             (Debtor-in-Possession)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 (in thousands)

hedge, this adjustment was recorded to Accumulated other comprehensive earnings
(loss) as the cumulative effect of an accounting change.

         During November 2000, the Company terminated the interest rate swap, receiving approximately $0.6 million. This gain was being recognized over the remaining term of the underlying debt. However, given the Company's bankruptcy filing, the remaining net gain was recognized in the current quarter. (see
Note 7).

5.       RESTRUCTURING CHARGES

                                                             Severance
                                                            and Benefits
                                                            ------------

Balance at July 30, 2000                                   $        487
Fiscal 2001 spending                                               (446)
                                                           ------------
Balance at April 29, 2001                                  $         41
                                                           ============


         A special charge of $1.5 million ($1.0 million after-tax) was recorded in the second quarter of fiscal 2000 associated with reductions in the United States headquarters workforce. This restructuring program was designed to streamline the organization and reflects the need for a smaller infrastructure. In the fourth quarter of fiscal 2000, it was estimated that $0.3 million ($0.2 million after-tax) of the original reserve would not be utilized due to higher than anticipated voluntary employee turnover. Accordingly, this amount was reversed. The $1.2 million net charge ($0.8 million after-tax) represented severance and employee benefit costs that were expected to be paid in cash. As of April 29, 2001, twenty-one individuals had been severed. This restructuring program is complete. The remaining reserve is subject to compromise and is included in Accrued liabilities.

                           VLASIC FOODS INTERNATIONAL
                             (Debtor-in-Possession)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 (in thousands)

6.       RESTRICTED CASH

                                                                                            April 29,          July 30,
                                                                                              2001              2000
                                                                                          ------------        ------------
Restricted cash - U.S.
Funds held on deposit related to Vlasic Farms divestiture                                 $      2,517             $ 7,272
Funds held on deposit related to workers' compensation letter of credit                          4,926               2,039
Proceeds from asset sale                                                                            --                 562
                                                                                          ------------        ------------
Total                                                                                     $      7,443             $ 9,873
                                                                                          ============        ============
Restricted cash - U.K
Funds held in the U.K. pending liquidation of subsidiaries                                $     25,880            $    --
                                                                                          ============        ============

         In connection with the divestiture of Vlasic Farms, Inc. during fiscal 2000, funds of $7.3 million, including interest, were held on deposit for anticipated purchase price adjustments, severance payments and certain other indemnified costs. In July 2000, upon determination of the final purchase price, we paid to the buyer approximately $4.8 million from our general cash account. A like amount was released to us during August 2000 from funds held on deposit. The remaining deposit amount held in Restricted cash will be used to pay certain indemnified costs. Any remainder will be returned to the Company.

         In order to satisfy certain worker's compensation self-insurance security deposit requirements, we have two irrevocable letters of credit which we were required to collaterize with deposits totaling $4.9 million. During May 2001, one of the letters of credit was drawn upon and the bank took possession of the cash collateral of $2.7 million.

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

         On April 5, 2001, Stratford-upon-Avon Foods Limited, an indirect wholly owned subsidiary of the Company, completed the sale of substantially all of the assets related to its canned and jarred pickle, fruit and vegetable products business in the United Kingdom (the "SONA Business") to Chivers Hartley Limited for approximately $17.6 million, subject to certain adjustments. On April 5, 2001, Freshbake Foods Limited, a wholly owned subsidiary of the Company, completed the sale of substantially all of the assets related to its frozen pastry and sausage products business in the United Kingdom (the "Freshbake Business") to Smoothrun Limited and Ezzentialize Limited for approximately $2.7 million, subject to certain adjustments. Under the terms of the transactions, the Company's United Kingdom subsidiaries retained cash on hand and also retained certain liabilities that are required to be liquidated prior to making final distributions to the Company. Such distributions are not expected for approximately one year due to United Kingdom regulations in connection with liquidations of U.K. companies.

                           VLASIC FOODS INTERNATIONAL
                             (Debtor-in-Possession)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 (in thousands)

7.       DEBT

                                                             April 29,    July 30,
                                                               2001        2000
                                                             --------     --------
Liabilities Not Subject to Compromise
Senior credit facility                                       $318,700     $285,200
                                                             ========     ========
Liabilities Subject to Compromise
$200 million 10 1/4% Senior subordinated notes due 2009,
  less unamortized discount of $2,854 at July 30, 2000       $200,000     $197,146
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

         The amended senior credit facility consists of (1) a senior secured term loan in a principal amount of $100 million and (2) senior secured revolving credit commitments providing for revolving loans, in the aggregate amount of up to $223.5 million. The senior credit facility has a final maturity date of February 20, 2003. The average contract interest rate on senior credit facility borrowings at April 29, 2001 was 8.32%. We are obligated to pay a facility fee of 0.5% on the credit exposure of the banks.

         On June 28, 2000, the Company executed an amendment of the senior credit facility and a waiver (discussed below) through February 28, 2001. The amendment provided for usage of up to $35 million of borrowings under the facility for the working capital purposes subject to being in compliance with tests related to the cash budget. The amendment provided for the funding of the $35 million availability to be made 50% by the bank senior credit facility syndicate and 50% by participation of certain descendants of Dr. John T. Dorrance (Dorrance Family Participants). The Dorrance Family Participants provided funding to the Company through participation in the senior credit facility bank syndicate by providing $1 of funding for each $1 supplied by the bank syndicate up to a maximum participation of $17.5 million. The Dorrance Family Participants would receive a one-time fee of $350,000, interest of 2% per annum over that otherwise payable under the terms of the senior credit facility, and a fee equal to 5% of the total outstanding shares multiplied by the excess of the closing price of Vlasic common stock (on any date of their choice) over $1.94 per share. The loans provided by the Dorrance Family Participants, together with all fees and accrued interest, were payable February 28, 2001. The Company believes that the terms of the transaction discussed above between the Company and the Dorrance Family Participants, are similar to those that would have been obtained in like transactions with others considering the nature of the transactions and the availability of comparable funding.

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

         The senior credit facility was secured by liens on substantially all of the Company assets. Pursuant to an order of the Bankruptcy Court, on June 7, 2001 the Company used $323.6 million, including the proceeds from the sale of the North American Business, to repay amounts outstanding under its senior secured credit facility. Accordingly, the senior credit facility is presented in the Consolidated Balance Sheets under Liabilities Not

                           VLASIC FOODS INTERNATIONAL
                             (Debtor-in-Possession)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 (in thousands)

Subject To Compromise. After paying administrative and other priority claims, the remaining proceeds from the liquidation of estate assets will be distributed pursuant to the Company's Chapter 11 bankruptcy plan when filed and approved.

         The Company filed its Chapter 11 bankruptcy plan with the United States Bankruptcy Court in Wilmington, Delaware in June 2001. As proceeds from the aforementioned asset sales are not sufficient to pay creditors in full, the Chapter 11 bankruptcy plan will not provide for any distributions to holders of Company common stock.

         The senior subordinated notes are unsecured. Therefore, the accrual of interest ceased effective January 29, 2001, the date of our filing for reorganization relief, as payment of any postpetition interest on such debt is not considered probable. Interest expense reported in the Consolidated Statement of Operations for the three and nine months ended would have been approximately $5.2 million higher if we recorded the interest on the senior subordinated notes. As these notes have become an allowed claim at their total face value pursuant to the bankruptcy proceedings, it was necessary to record an adjustment to remove the unamortized debt discount, thereby valuing such debt at its total face amount. Additionally, all previously capitalized debt issuance costs related to such notes were written off as a reorganization charge.

8.       TRANSACTIONS WITH CAMPBELL SOUP COMPANY SUBSEQUENT TO THE SPIN-OFF

At the time of the spin-off, we entered into a multi-year agreement with Campbell Soup Company ("Campbell") for the continued production of frozen foodservice products in the United States by us as well as an agreement for the production of frozen retail products in Canada by Campbell. Campbell continued to produce frozen retail products for our Canadian business through May 22, 2001. On December 1, 2000, the frozen U.S. foodservice contract packing agreement with Campbell was modified and extended through September 30, 2001. The contract extension was on less favorable terms to Vlasic. As discussed in
Note 3, an asset impairment charge has been taken relative to the production facilities servicing this contract. Our fiscal 2001 earnings will be approximately $5 million less than had the contract been extended at the same terms. Included in the Earnings (loss) of discontinued operations in the Consolidated Statements of Operations are sales to Campbell of $49.6 million and $57.8 million and purchases from Campbell of $7.5 million and $7.3 million in the nine months ended April 29, 2001 and April 30, 2000, respectively.

9.       SUBSEQUENT EVENT

         On April 3, 2001, we entered into an asset purchase agreement (the "Asset Purchase Agreement") with Pinnacle Foods Corporation (formerly named HMTF Foods Acquisitions Corp.) ("PFC"), an affiliate of Hicks, Muse, Tate & Furst Incorporated, providing for the sale of substantially all of the assets relating to the Seller's pickle products, barbecue sauce and grilling sauce products and frozen food products businesses (collectively, the "North American Business") to PFC. After the end of the third quarter, on May 22, 2001, the Company completed the sale of the North American Business to PFC. The stated sale price was $370 million, plus warrants to purchase shares of the common stock of PFC or its parent corporation, subject to certain adjustments principally related to working capital. As a result of these adjustments, the Company received $335.3 million at closing, including $6 million deposited into an escrow account based on the terms of the Asset Purchase Agreement. Separately, the Company's cash balance increased by more than $35 million since January 28, 2001, driven principally by seasonal liquidations of inventories. After the deducting the $6 million escrow and transaction costs of $10.6 million (including the fee due to Heinz discussed in Note 2), the net sales proceeds were $318.7 million. A gain on the sale of the North American Business is expected and will be reported in the Company's results of operations in fourth fiscal quarter.

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

         As discussed below, on January 29, 2001, the Company filed for reorganization relief pursuant to Chapter 11 of the U.S. Bankruptcy Code, and, during the third quarter, the Company entered into asset purchase agreements for the sale of its North American Business and it United Kingdom Operations. As a result, all operations have been discontinued during the third quarter and reflected as such for all period presented in the Consolidated Financial Statements. Therefore, the discussion below does not present information regarding operating results. However, presented below are the significant events affecting our financial condition at April 29, 2001 and liquidity for the nine months ended April 29, 2001 and April 30, 2000 and should be read in conjunction with our historical consolidated financial statements and the related accompanying notes.


ASSET SALES AND BANKRUPTCY MATTERS

         Summary

- The Company and its United States operating subsidiaries voluntarily filed for bankruptcy protection on January 29, 2001.

- During April 2001 and May 2001 (subsequent to the end of the third quarter), all businesses of the Company were sold. No operating businesses remain.

-        A bankruptcy plan was filed in June 2001.

         -        Senior secured creditors are expected to be paid in full.

         - Unsecured creditors are expected to receive a partial distribution.


         - Common shareowners are not expected to receive any distributions.

         Asset Sales

         In connection with the competitive sales process provided for under the United States Bankruptcy Code, on April 3, 2001, the Company and certain of its United States and Canadian subsidiaries (collectively, the "Seller") entered into an asset purchase agreement (the "Asset Purchase Agreement") with Pinnacle Foods Corporation (formerly named HMTF Foods Acquisitions Corp. ("PFC"), an affiliate of Hicks, Muse, Tate & Furst Incorporated, providing for the sale of substantially all of the assets relating to the Seller's pickle products, barbecue sauce and grilling sauce products and frozen food products businesses (collectively, the "North American Business") to PFC. After the end of the third quarter, on May 22, 2001, the Company completed the sale of the North American Business to PFC. The stated sale price was $370 million, plus warrants to purchase shares of the common stock of PFC or its parent corporation, subject to certain adjustments principally related to working capital. As a result of these estimated adjustments, the Company received $335.3 million at closing, including $6 million deposited into an escrow account based on the terms of the Asset Purchase Agreement.

Separately, the Company's cash balance increased by more than $35 million since January 28, 2001, driven principally by seasonal liquidations of inventories.

         On April 5, 2001, Stratford-upon-Avon Foods Limited, an indirect wholly owned subsidiary of the Company, completed the sale of substantially all of the assets related to its canned and jarred pickle, fruit and vegetable products business in the United Kingdom (the "SONA Business") to Chivers Hartley Limited for approximately $17.6 million, subject to certain adjustments. On April 5, 2001, Freshbake Foods Limited, a wholly owned subsidiary of the Company, completed the sale of substantially all of the assets related to its frozen pastry and sausage products business in the United Kingdom (the "Freshbake Business") to Smoothrun Limited and Ezzentialize Limited for approximately $2.7 million, subject to certain adjustments. A total of $7.7 million of the above sale proceeds were retained as escrow funds pursuant to the terms of the purchase agreements for the SONA Business and the Freshbake Business. Under the terms of the transactions, the Company's United Kingdom subsidiaries retained cash on hand and also retained certain liabilities that are required to be liquidated prior to making final distributions to the Company. Such distributions are not expected for approximately one year due to United Kingdom regulations in connection with liquidations of U.K. companies.

         As a result of the sales of the North American Business, the SONA Business and the Freshbake Business, the Company and its subsidiaries are left with no business activities and no substantial operating assets.

         Bankruptcy Matters

         On January 29, 2001, the Company and its United States operating subsidiaries filed voluntary petitions for reorganization relief pursuant to Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") and announced that the Company and its wholly owned subsidiary, VF Brands, Inc., entered into an asset purchase agreement with H.J. Heinz Company ("Heinz") providing for the sale of substantially all of the assets relating to the Company's pickle products, barbecue sauce and grilling sauce products businesses to Heinz (the "Heinz Agreement"). Pursuant to the competitive sales process provided for under the Bankruptcy Code and the Heinz Agreement, the Company terminated the Heinz Agreement in accordance with its terms in favor of entering into the Asset Purchase Agreement with PFC. The Heinz Agreement provided for the Company to pay to Heinz a $5 million fee in the event of the Company's termination of such agreement.

         Upon its commencement of bankruptcy proceedings, the Company began operating its businesses as debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code, which provides for the reorganization of businesses under the supervision of the Bankruptcy Court. Shortly thereafter, the Company began notifying all known or potential creditors of the filing for purpose of identifying all prepetition claims against the Company. Except for amounts owed to the banks under our senior credit facility (see Note 7) and amounts assumed by PFC, substantially all of the liabilities as of the filing date are subject to settlement under a plan of reorganization. These claims are reflected in the Consolidated Balance Sheet at April 29, 2001 as Liabilities Subject to Compromise. Generally, actions to enforce or otherwise effect repayment of all prepetition claims as well as all pending prepetition litigation against the Company are stayed while the Company continues its business operations as debtor-in-possession. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the filing date. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and resolved or adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to a Chapter 11 bankruptcy plan, and accordingly, are not presently determinable.

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

         Pursuant to an order of the Bankruptcy Court, on June 7, 2001 the Company used $323.6 million, including the proceeds from the sale of the North American Business, to repay amounts outstanding under its senior secured credit facility. After paying administrative and other priority claims, the remaining proceeds from the liquidation of estate assets will be distributed pursuant to the Company's Chapter 11 bankruptcy plan when filed and approved.

         The Company expects to file its Chapter 11 bankruptcy plan with the United States Bankruptcy Court in Wilmington, Delaware during June 2001. As proceeds from the aforementioned asset sales are not sufficient to pay creditors in full, the Chapter 11 bankruptcy plan will not provide for any distributions to holders of Company common stock.

         On January 29, 2001 our filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code resulted in an event of default under our senior credit facility and our senior subordinated notes (see Note 7), in which case all such debt became immediately due and payable. The Company is currently operating under Chapter 11 of the U.S. Bankruptcy Code, which while under protection of the courts, provides for the reorganization of our business. For this reason, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

LIQUIDITY

         Liquidation of all remaining Company debts will be made in accordance with the Chapter 11 bankruptcy plan. As cash and cash equivalents are less than debt, the Chapter 11 bankruptcy plan will not provide for any distributions to holders of Company common stock.

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

-        the impact of the Company's Chapter 11 bankruptcy plan;

- changes in accounting estimates developed in connection with the application of generally accepted accounting principles;

-        changes in accounting policies and practices.

ITEM 3.   MARKET RISK

         We used or were permitted to use financial instruments, including fixed and variable rate debt, as well as swap, forward and option contracts, to finance our operations and to hedge interest rate and currency exposures. The swap, forward and option contracts were entered into for periods consistent with related underlying exposures and did not constitute positions independent of those exposures. We did not enter into contracts for speculative purposes, nor were we a party to any leveraged instrument.

         We terminated our only interest rate swap in November 2000. There have been no other material changes in our market risk during the nine months ended April 29, 2001. Therefore, at the current time, we have no material financial instruments outstanding. For additional information, refer to page 24 of our Annual Report for the fiscal year ended July 30, 2000.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

ITEM 5.   OTHER INFORMATION

         A. Cautionary Statement on Forward-Looking statements

         This report contains certain forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. This information is based upon our current views and assumptions regarding future events and financial performance and is subject to risks and uncertainties that could cause actual results to differ materially from those expressed in this report. Additional information concerning factors that could cause actual results to vary materially from the results anticipated can be found on page 18 in Management's Discussion and Analysis of Results of Operations and Financial Condition of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended July 30, 2000.


 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibits - NONE


Reports on Form 8-K

We filed a Current Report on Form 8-K dated April 3, 2001 with the Securities and Exchange Commission, on April 9, 2001, announcing that Vlasic Foods International Inc. (the "Company") and certain of its United States and Canadian subsidiaries (collectively, the "Seller") entered into an asset purchase agreement with HMTF Foods Acquisitions Corp. ("HMTF"), an affiliate of Hicks, Muse, Tate & Furst Incorporated, providing for the sale of substantially all of the assets relating to the Seller's pickle products, barbecue sauce and grilling sauce products and frozen food products businesses (collectively, the "North American Business") to HMTF.

We also filed a Current Report on Form 8-K dated May 22, 2001 with the Securities and Exchange Commission on June 6, 2001 announcing that the Company completed the aforementioned sale of the North American Business to Pinnacle Foods Corporation (formerly named HMTF Foods Acquisition Corp.).

SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              VLASIC FOODS INTERNATIONAL INC.


                                         /s/ Joseph Adler
Dated:   June 13, 2001        By: _________________________________
                                             Joseph Adler
                                    Vice President and Controller
                                  (Principal Financial and Accounting Officer)