Form 10-K405
period 2001-07-29
VLASIC FOODS INTERNATIONAL INC
filed 2001-11-13
CIK 1056312

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                             COMMISSION FILE NUMBER
      JULY 29, 2001                                          1-13933

                                  [VLASIC LOGO]



       NEW JERSEY                                           52-2067518
 STATE OF INCORPORATION                           I.R.S. EMPLOYER IDENTIFIED NO.


                                  VLASIC PLAZA
                              SIX EXECUTIVE CAMPUS

                       CHERRY HILL, NEW JERSEY 08002-4112
                           PRINCIPAL EXECUTIVE OFFICES

                         TELEPHONE NUMBER: 856-969-7100

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF ACT:

    TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------              -----------------------------------------
          NONE                                            NONE


             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF ACT:
                           COMMON STOCK, NO PAR VALUE

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT
                 TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.


                                 YES [X]   NO [ ]
                                     ---      ---

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

AS OF OCTOBER 22, 2001, THE AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $454,182. THERE WERE 45,418,203 SHARES OF COMMON STOCK OUTSTANDING AS OF OCTOBER 22, 2001.

                                     PART I

ITEM 1. BUSINESS

                                COMPANY OVERVIEW

      Vlasic Foods International Inc. (the "Company") was created through a tax-free spin-off of various food businesses from Campbell Soup Company on March 30, 1998. The businesses making up Vlasic had product portfolios that were not core to Campbell's strategy. In January 1999 and July 1999 we sold two of these businesses, the Kattus German gourmet foods distribution business and the Swift-Armour Argentine beef business. In January 2000, we sold our fresh mushroom business, Vlasic Farms, Inc.

      Prior to the asset sales discussed below, we were a leading producer, marketer and distributor of high quality, branded convenience food products, which included frozen dinners, breakfasts and pot pies under the Swanson brand name, pickle and pepper products under the Vlasic brand name and barbecue sauce and grilling sauce under the Open Pit brand name. The Company also had operations in the United Kingdom, which manufactured and distributed frozen foods such as sausages, pies and savory-filled pastries as well as canned and jarred beans, pickles, fruits and vegetables under the Freshbake, SonA and Rowats brand names.

                       ASSET SALES AND BANKRUPTCY MATTERS

      Summary

- The Company and its United States operating subsidiaries voluntarily filed for bankruptcy protection on January 29, 2001.

- During April 2001 and May 2001, all businesses of the Company were sold. No operating businesses remain.

- A plan of distribution was filed in the U.S. Bankruptcy Court in June 2001, amended in August and September, 2001, and the confirmation hearing commenced on October 31, 2001 and has been continued (the "Plan"). In connection with the Company's solicitation of its creditors' votes to accept or reject such plan of distribution, a disclosure statement (the "Disclosure Statement") describing the distribution provisions and certain other aspects of such plan of distribution was filed substantially in final form in the U.S. Bankruptcy Court in September 2001 and subsequently sent to certain creditors of the Company and its United States operating subsidiaries.

- Each of the Disclosure Statement, together with certain exhibits thereto, and the Plan is filed as an Exhibit to this Annual Report on Form 10-K and is incorporated in this Annual Report on Form 10-K by reference.

      Asset Sales

      Confirmation in connection with the competitive sales process provided for under the United States Bankruptcy Code, on April 3, 2001, the Company and certain of its United States and Canadian subsidiaries (collectively, the "Seller") entered into an asset purchase agreement (the "Asset Purchase Agreement") with Pinnacle Foods Corporation (formerly named HMTF Foods Acquisitions Corp. ("PFC")), an affiliate of Hicks, Muse, Tate & Furst Incorporated, providing for the sale of substantially all of the assets relating to the Seller's pickle and pepper products business under the Vlasic brand name, barbecue sauce and grilling sauce products business under the Open Pit brand name and frozen food products business under the Swanson brand name (collectively, the "North American Business") to PFC. On May 22, 2001, the Company completed the sale of the North American Business to PFC. The stated sale price was $370 million, plus warrants to purchase shares of the common stock of PFC's parent corporation, Pinnacle Foods Holding Corporation, subject to certain adjustments principally related to working capital. As a result of these estimated adjustments, the Company received $335.3 million at closing, including $6 million deposited into an escrow account based on the terms of the Asset Purchase Agreement. Under the terms of the Asset Purchase Agreement, PFC assumed certain liabilities, including certain supplier payables, accrued liabilities and pre-sale postretirement medical benefit obligations of the North American Business. PFC also assumed the pension plan covering the union employees of the North American Business.

      On April 5, 2001, Stratford-upon-Avon Foods Limited, an indirect wholly owned subsidiary of the Company, completed the sale of substantially all of the assets related to its canned and jarred pickle, fruit and vegetable products business in the United Kingdom (the "SONA Business") to Chivers Hartley Limited for approximately $17.6 million, subject to certain adjustments. On April 5, 2001, Freshbake Foods Limited, a wholly owned subsidiary of the Company, completed the sale of substantially all of the assets related to its frozen pastry and sausage products business in the United Kingdom (the "Freshbake Business") to Smoothrun Limited and Ezzentialize Limited for approximately $2.7 million, subject to certain adjustments. A total of $7.7 million of the above sale proceeds were retained as escrow funds pursuant to the terms of the purchase agreements for the SONA Business and the Freshbake Business. Under the terms of the transactions, the Company's United Kingdom subsidiaries retained cash on hand and also retained certain liabilities that are required to be liquidated prior to making final distributions to the Company. Such distributions are not expected to be completed for approximately one year from the formal commencement of the liquidation procedures. United Kingdom regulations in connection with liquidations of U.K. companies, however, do allow for interim distributions. Pursuant to the contracts governing such sales, Freshbake Foods Limited has subsequently changed its name to VFI North Limited, and Stratford-upon-Avon Foods Limited has subsequently changed its name to VFI South Limited.

      As a result of the sales of the North American Business, the SONA Business and the Freshbake Business, the Company and its subsidiaries are left with no business activities and no operating assets.

      Bankruptcy Matters

      On January 29, 2001, the Company and its United States operating subsidiaries filed voluntary petitions for reorganization relief pursuant to Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") and announced that the Company and its wholly owned subsidiary, VF Brands, Inc., entered into an asset purchase agreement with H.J. Heinz Company ("Heinz") providing for the sale of substantially all of the assets relating to the Company's pickle and pepper products, barbecue sauce and grilling sauce products businesses to Heinz (the "Heinz Agreement"). Pursuant to the competitive sales process provided for under the Bankruptcy Code and the Heinz Agreement, the Company terminated the Heinz Agreement in accordance with its terms in favor of entering into the Asset Purchase Agreement with PFC. The Heinz Agreement provided for the Company to pay to Heinz a $5 million fee in the event of the Company's termination of such agreement.

      Upon its commencement of bankruptcy proceedings, the Company began operating its businesses as a debtor-in-possession under Chapter 11 of the Bankruptcy Code, which provides for the reorganization of businesses under the supervision of the Bankruptcy Court. Shortly thereafter, the Company began notifying all known or potential creditors of the filing for purpose of identifying all prepetition claims against the Company. Generally, actions to enforce or otherwise effect repayment of all prepetition claims as well as all pending prepetition litigation against the Company are stayed while the Company continues as a debtor-in-possession. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the filing date.

      Pursuant to an order of the Bankruptcy Court, on June 7, 2001 the Company used $323.6 million, including proceeds from its sale of the North American Business to PFC, to repay all principal and non-default interest amounts outstanding under its senior secured credit facility. Additional amounts related to the senior secured credit facility may be due, as described in the Disclosure Statement.

      The Company filed a Chapter 11 bankruptcy plan of distribution (as amended, the "Plan") with the Bankruptcy Court in Wilmington, Delaware on June 12, 2001. The Company's Chapter 11 bankruptcy plan of distribution was amended on August 20 and September 24, 2001, and was accompanied by the Disclosure Statement describing the distribution provisions and certain other aspects of such plan of distribution. Following approval of the Disclosure Statement on September 25, 2001 by the Bankruptcy Court, and in connection with the Company's solicitation of creditor votes in respect of the Company's Chapter 11 bankruptcy plan of distribution, the Company provided copies of its Chapter 11 bankruptcy plan of distribution, the Disclosure Statement and other documentation as directed by the Bankruptcy Court, to certain creditors of the Company and its United States operating subsidiaries and other parties-in-interest. The results of the Company's Chapter 11 bankruptcy plan of distribution voting have been compiled; in summary, the Company's creditors have voted in favor of such plan of distribution in sufficient number and amount to permit approval of such plan of distribution by the Bankruptcy Court. A hearing before the Bankruptcy Court to consider approval of the Plan commenced on October 31, 2001 and has been continued. In connection with the hearing, the Company tendered an affidavit of its voting agent, Robert L. Berger and Associates, LLC, which explained that the three voting classes of creditor claims had each voted in favor of the Plan by an overwhelming majority, as follows: (i) 100% in both amount and number of Class 2 (Secured) Claims; (ii) 85.39% in amount and 91.09% in number of Class 4 (Convenience) Claims; and (iii) 96.45% in amount and 89.51% in number of Class 5 (General Unsecured) Claims.
A copy of the Plan is filed as an Exhibit to this Annual Report on Form 10-K and is incorporated in this Annual Report on Form 10-K by reference. Upon the approval and effectiveness of the Plan, the Company anticipates that the significant actions provided for in the Plan and summarized below, including the creation of VFI LLC, the transfer of the Company's assets to VFI LLC, and the commencement of VFI LLC's administration of the Plan, will occur during the month of November, 2001 or shortly thereafter.

      The Plan provides for the creation of a limited liability company ("VFI LLC"), the primary purpose of which will be to administer Plan-related distributions and pursue various litigation claims. On the effective date of the Plan, substantially all of the Debtors' assets will be transferred to VFI LLC. VFI LLC's affairs will be managed by a manager (the "LLC Manager") and a board of directors (the "Managing Board"). The proposed LLC Manager is Ben S. Branch. The proposed members of the Managing Board are (i) Noah Postyn, (ii) Nicholas Walsh, and (iii) James Dorsch. Distributions to former creditors, claims reconciliation, the prosecution and liquidation of causes of action and other matters relating to the winding up of the affairs of the Company will be performed by the LLC Manager, who will be overseen by the Managing Board.

      As described in the Disclosure Statement, including Article V thereof, the proceeds from the sales of the Company's businesses and assets are insufficient to pay creditors in full. Accordingly, the Plan does not provide for any distributions to holders of Company common stock. Such stock shall be cancelled on the effective date of the Plan. After fully paying administrative, priority tax claims, other priority claims and secured claims, the remaining proceeds from the liquidation of estate assets, which are expected to include warrants to be issued by Pinnacle Foods Holding Corporation pursuant to the sale of the North American Business, will be distributed in accordance with the provisions of the Plan. As required by applicable bankruptcy law, the Disclosure Statement contains an analysis of distributions to be made to creditors under the Plan. This analysis, together with notes and qualifications, is contained in Exhibit B of the Disclosure Statement and is incorporated herein by reference. The recovery to general unsecured creditors, although not fixed at this time, and subject to change, is projected to be approximately 25%.

      In the event that the Plan is not approved, the Company may have the ability to modify the Plan and seek approval of the Plan as modified. Depending upon the nature and extent of any such modifications, the Company might be required to resolicit creditor votes. Alternatively, the Company may be required to consider other options, such as conversion of the Company's bankruptcy case to a liquidation case under Chapter 7 of the Bankruptcy Code. A description of the possible impact of a Chapter 7 conversion upon distributions to creditors under the Plan is contained in the Disclosure Statement, including Article VII thereof, and is incorporated herein by reference.

      A more detailed description of the Company's business operations, significant events related to the bankruptcy cases of the Company and its United States operating subsidiaries, the terms and provisions of the Plan and the recovery analysis presenting estimated net assets available for distribution to general unsecured creditors, is contained in the Disclosure Statement (including Articles III and V thereof) and its exhibits and the Plan.

                                    EMPLOYEES

      As a result of the sales of the North American Business, the SONA Business and the Freshbake Business, the Company no longer has any employees.

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

      From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the SEC in its rules, regulations and releases. We desire to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Fiscal 2001 Annual Report, including Management's Discussion and Analysis of Results of Operations and Financial Condition (pages 6 through 9), and other statements made in the Form 10-K and in other filings with the SEC, including the Disclosure Statement, together with certain exhibits thereto, and the Plan, each of which are filed as Exhibits to this Annual Report on Form 10-K and incorporated herein by reference.

      We caution readers that any such forward-looking statements made by us or on our behalf are based on our current expectations and beliefs but are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

- the accuracy of the financial forecasts used by the Company to project the distributions to be made to creditors of the Company pursuant to the Plan; and

- the ability of the LLC Manager to liquidate the assets of the Company transferred to VFI LLC, including claims identified in the Disclosure Statement against Pinnacle Foods Holding Corporation, PFC, Campbell Soup Company, the Company's lenders and others, settle the disputed claims of creditors of the Company, and administer the Plan in an efficient manner consistent with the projections and assumptions contained in the Disclosure Statement.

      The Company has no intention of or obligation to update forward-looking statements even if new information, future events or other circumstances make them incorrect or misleading.

ITEM 2. PROPERTIES

      As a result of the asset sales noted in Item 1, the Company currently no longer owns any real property, except for certain non-operating real property in Bridgeport, Michigan, which was not sold to PFC pursuant to the Asset Purchase Agreement. We rent office space in the United States for our corporate headquarters.

ITEM 3. LEGAL PROCEEDINGS

      The Company, in the ordinary course of business, is involved in various legal proceedings. We are, however, not aware of any pending claims or litigation the outcome of which would have a material adverse effect on our business, except for the following:

1) On January 29, 2001 Vlasic Foods International Inc. and all of its United States operating subsidiaries filed voluntary petitions for reorganization relief in the U.S. District Court in Wilmington, Delaware, pursuant to Chapter 11 of the U.S. Bankruptcy Code. Various claims have been filed in the Company's bankruptcy proceedings that the Company disputes or intends to dispute. The ultimate allowance or disallowance of claims could materially impact the recovery of creditors, as described in the Disclosure Statement. A more detailed description of significant events related to the bankruptcy cases of the Company and its United States operating subsidiaries is contained in the Disclosure Statement, including Articles III and IV thereof.

2) A class action suit was brought against the Company and two of its former executive officers for alleged securities violations. This action is stayed with respect to the Company pursuant to the Company's filing for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREOWNER MATTERS

      Prior to January 29, 2001, the Company's common stock was listed and principally traded on the New York Stock Exchange. As a result of the Company's filing for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code, such stock was delisted and currently trades over-the-counter. On October 25, 2001, there were 16,740 holders of record of the Company's common stock. The quarterly high and low market prices of the Company's common stock is set forth below. Market prices for the third and fourth quarter of fiscal year 2001 reflect high and low bid information (based on daily closing prices) as reported by Pink Sheets LLC. Market prices for the third and fourth quarter of fiscal year 2001 reflect inter-dealer prices and exclude any retail mark-ups or mark-downs and commissions and may not necessarily represent actual transactions.

                                                2001
                              --------------------------------------
   Market price                 First      Second    Third    Fourth
                              ---------   --------   ------   ------
       High                   $ 1 13/16   $ 1 9/16   $  1/4   $ 3/64

       Low                    $ 1         $   7/32   $ 1/64   $ 1/64

                                                     2000
                              -------------------------------------------
   Market price                 First      Second      Third      Fourth
                              ---------   --------   ---------    ------
       High                   $ 8 1/16    $ 7 3/4    $ 4 1/2      $ 2 1/4
       Low                    $ 6  3/8    $ 4 3/8    $ 1 11/16    $ 1 1/2


THE PLAN DOES NOT PROVIDE FOR ANY DISTRIBUTIONS TO HOLDERS OF THE COMPANY'S COMMON STOCK

ITEM 6. SELECTED FINANCIAL DATA

      During April 2001 and May 2001, all businesses of the Company were sold. The Company filed the Disclosure Statement with the Bankruptcy Court which contains financial projections that may be used by creditors and other interest holders of the Company. The Company hereby incorporates by reference in their entirety the Disclosure Statement and certain exhibits thereto and the Plan. The Disclosure Statement (including Articles III and V thereof) and its exhibits contain a detailed description of the Company's business operations, significant events related to the bankruptcy cases of the Company and its United States operating subsidiaries, the terms and provisions of the Plan and the recovery analysis presenting estimated net assets available for distribution to general unsecured creditors. The Company's management believes that the Disclosure Statement and certain exhibits thereto and the Plan contain substantially all of the information concerning the Company and its operations that is meaningful and useful to investors, and that a presentation of the standard table of selected financial data would provide little or no benefit to investors due to (i) the impending liquidation of the Company and its subsidiaries and (ii) the fact that all of the Company's operations would be classified as discontinued operations for all periods required to be presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                COMPANY OVERVIEW

      Vlasic Foods International Inc. (the "Company") was created through a tax-free spin-off of various food businesses from Campbell Soup Company on March 30, 1998. The businesses making up Vlasic had product portfolios that were not core to Campbell's strategy. In January 1999 and July 1999 we sold two of these businesses, the Kattus German gourmet foods distribution business and the Swift-Armour Argentine beef business. In January 2000, we sold our fresh mushroom business, Vlasic Farms, Inc.

      Prior to the asset sales discussed below, we were a leading producer, marketer and distributor of high quality, branded convenience food products, which included frozen dinners, breakfasts and pot pies under the Swanson brand name, pickle and pepper products under the Vlasic brand name and barbecue sauce and grilling sauce under the Open Pit brand name. The Company also had operations in the United Kingdom, which manufactured and distributed frozen foods such as sausages, pies and savory-filled pastries as well as canned and jarred beans, pickles, fruits and vegetables under the Freshbake, SonA and Rowats brand names.

                       ASSET SALES AND BANKRUPTCY MATTERS

      Summary

- The Company and its United States operating subsidiaries voluntarily filed for bankruptcy protection on January 29, 2001.

- During April 2001 and May 2001, all businesses of the Company were sold. No operating businesses remain.

- A plan of distribution was filed in the U.S. Bankruptcy Court in June 2001, amended in August and September, 2001, and the confirmation hearing commenced on October 31, 2001 and has been continued (the "Plan"). In connection with the Company's solicitation of its creditors' votes to accept or reject such plan of distribution, a disclosure statement (the "Disclosure Statement") describing the distribution provisions and certain other aspects of such plan of distribution was filed substantially in final form in the U.S. Bankruptcy Court in September 2001 and subsequently sent to certain creditors of the Company and its United States operating subsidiaries.

- Each of the Disclosure Statement, together with certain exhibits thereto, and the Plan is filed as an Exhibit to this Annual Report on Form 10-K and is incorporated in this Annual Report on Form 10-K by reference.

      Asset Sales

      In connection with the competitive sales process provided for under the United States Bankruptcy Code, on April 3, 2001, the Company and certain of its United States and Canadian subsidiaries (collectively, the "Seller") entered into an asset purchase agreement (the "Asset Purchase Agreement") with Pinnacle Foods Corporation (formerly named HMTF Foods Acquisitions Corp. ("PFC")), an affiliate of Hicks, Muse, Tate & Furst Incorporated, providing for the sale of substantially all of the assets relating to the Seller's pickle and pepper products business under the Vlasic brand name, barbecue sauce and grilling sauce products business under the Open Pit brand name and frozen food products business under the Swanson brand name (collectively, the "North American Business") to PFC. On May 22, 2001, the Company completed the sale of the North American Business to PFC. The stated sale price was $370 million, plus warrants to purchase shares of the common stock of PFC's parent corporation, Pinnacle Foods Holding Corporation, subject to certain adjustments principally related to working capital. As a result of these estimated adjustments, the Company received $335.3 million at closing, including $6 million deposited into an escrow account based on the terms of the Asset Purchase Agreement. Under the terms of the Asset Purchase Agreement, PFC assumed certain liabilities, including certain supplier payables, accrued liabilities and pre-sale postretirement medical benefit obligations of the North American Business. PFC also assumed the pension plan covering the union employees of the North American Business.

      On April 5, 2001, Stratford-upon-Avon Foods Limited, an indirect wholly owned subsidiary of the Company, completed the sale of substantially all of the assets related to its canned and jarred pickle, fruit and vegetable products business in the United Kingdom (the "SONA Business") to Chivers Hartley Limited for approximately $17.6 million, subject to certain adjustments. On April 5, 2001, Freshbake Foods Limited, a wholly owned subsidiary of the Company, completed the sale of substantially all of the assets related to its frozen pastry and sausage products business in the United Kingdom (the "Freshbake Business") to Smoothrun Limited and Ezzentialize Limited for approximately $2.7 million, subject to certain adjustments. A total of $7.7 million of the above sale proceeds were retained as escrow funds pursuant to the terms of the purchase agreements for the SONA Business and the Freshbake Business. Under the terms of the transactions, the Company's United Kingdom subsidiaries retained cash on hand and also retained certain liabilities that are required to be liquidated prior to making final distributions to the Company. Such distributions are not expected to be completed for approximately one year from the formal commencement of the liquidation procedures. United Kingdom regulations in connection with liquidations of U.K. companies, however, do allow for interim distributions. Pursuant to the contracts governing such sales, Freshbake Foods Limited has subsequently changed its name to VFI North Limited, and Stratford-upon-Avon Foods Limited has subsequently changed its name to VFI South Limited.

      As a result of the sales of the North American Business, the SONA Business and the Freshbake Business, the Company and its subsidiaries are left with no business activities and no operating assets.

      Bankruptcy Matters

      On January 29, 2001, the Company and its United States operating subsidiaries filed voluntary petitions for reorganization relief pursuant to Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") and announced that the Company and its wholly owned subsidiary, VF Brands, Inc., entered into an asset purchase agreement with H.J. Heinz Company ("Heinz") providing for the sale of substantially all of the assets relating to the Company's pickle and pepper products, barbecue sauce and grilling sauce products businesses to Heinz (the "Heinz Agreement"). Pursuant to the competitive sales process provided for under the Bankruptcy Code and the Heinz Agreement, the Company terminated the Heinz Agreement in accordance with its terms in favor of entering into the Asset Purchase Agreement with PFC. The Heinz Agreement provided for the Company to pay to Heinz a $5 million fee in the event of the Company's termination of such agreement.

      Upon its commencement of bankruptcy proceedings, the Company began operating its businesses as a debtor-in-possession under Chapter 11 of the Bankruptcy Code, which provides for the reorganization of businesses under the supervision of the Bankruptcy Court. Shortly thereafter, the Company began notifying all known or potential creditors of the filing for purpose of identifying all prepetition claims against the Company. Generally, actions to enforce or otherwise effect repayment of all prepetition claims as well as all pending prepetition litigation against the Company are stayed while the Company continues as a debtor-in-possession. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the filing date.

      Pursuant to an order of the Bankruptcy Court, on June 7, 2001 the Company used $323.6 million, including proceeds from its sale of the North American Business to PFC, to repay all principal and non-default interest amounts outstanding under its senior secured credit facility. Additional amounts related to the senior secured credit facility may be due, as described in the Disclosure Statement.

      The Company filed a Chapter 11 bankruptcy plan of distribution (as amended, the "Plan") with the Bankruptcy Court in Wilmington, Delaware on June 12, 2001. The Company's Chapter 11 bankruptcy plan of distribution was amended on August 20 and September 24, 2001, and was accompanied by the Disclosure Statement describing the distribution provisions and certain other aspects of such plan of distribution. Following approval of the Disclosure Statement on September 25, 2001 by the Bankruptcy

Court, and in connection with the Company's solicitation of creditor votes in respect of the Company's Chapter 11 bankruptcy plan of distribution, the Company provided copies of its Chapter 11 bankruptcy plan of distribution, the Disclosure Statement and other documentation as directed by the Bankruptcy Court, to certain creditors of the Company and its United States operating subsidiaries and other parties-in-interest. The results of the Company's Chapter 11 bankruptcy plan of distribution voting have been compiled; in summary, the Company's creditors have voted in favor of such plan of distribution in sufficient number and amount to permit approval of such plan of distribution by the Bankruptcy Court. A hearing before the Bankruptcy Court to consider approval of the Plan commenced on October 31, 2001 and has been continued. In connection with the hearing, the Company tendered an affidavit of its voting agent, Robert
L. Berger and Associates, LLC, which explained that the three voting classes of creditor claims had each voted in favor of the Plan by an overwhelming majority, as follows: (i) 100% in both amount and number of Class 2 (Secured) Claims; (ii) 85.39% in amount and 91.09% in number of Class 4 (Convenience) Claims; and (iii) 96.45% in amount and 89.51% in number of Class 5 (General Unsecured) Claims. A copy of the Plan is filed as an Exhibit to this Annual Report on Form 10-K and is incorporated in this Annual Report on Form 10-K by reference. Upon the approval and effectiveness of the Plan, the Company anticipates that the significant actions provided for in the Plan and summarized below, including the creation of VFI LLC, the transfer of the Company's assets to VFI LLC, and the commencement of VFI LLC's administration of the Plan, will occur during the month of November, 2001 or shortly thereafter.

      The Plan provides for the creation of a limited liability company ("VFI LLC"), the primary purpose of which will be to administer Plan-related distributions and pursue various litigation claims. On the effective date of the Plan, substantially all of the Debtors' assets will be transferred to VFI LLC. VFI LLC's affairs will be managed by a manager (the "LLC Manager") and a board of directors (the "Managing Board"). The proposed LLC Manager is Ben S. Branch. The proposed members of the Managing Board are (i) Noah Postyn, (ii) Nicholas Walsh, and (iii) James Dorsch. Distributions to former creditors, claims reconciliation, the prosecution and liquidation of causes of action and other matters relating to the winding up of the affairs of the Company will be performed by the LLC Manager, who will be overseen by the Managing Board.

      As described in the Disclosure Statement, including Article V thereof, the proceeds from the sales of the Company's businesses and assets are insufficient to pay creditors in full. Accordingly, the Plan does not provide for any distributions to holders of Company common stock. Such stock shall be cancelled on the effective date of the Plan. After fully paying administrative, priority tax claims, other priority claims and secured claims, the remaining proceeds from the liquidation of estate assets, which are expected to include warrants to be issued by Pinnacle Foods Holding Corporation pursuant to the sale of the North American Business, will be distributed in accordance with the provisions of the Plan. As required by applicable bankruptcy law, the Disclosure Statement contains an analysis of distributions to be made to creditors under the Plan. This analysis, together with notes and qualifications, is contained in Exhibit B of the Disclosure Statement and is incorporated herein by reference. The recovery to general unsecured creditors, although not fixed at this time, and subject to change, is projected to be approximately 25%.

      In the event that the Plan is not approved, the Company may have the ability to modify the Plan and seek approval of the Plan as modified. Depending upon the nature and extent of any such modifications, the Company might be required to resolicit creditor votes. Alternatively, the Company may be required to consider other options, such as conversion of the Company's bankruptcy case to a liquidation case under Chapter 7 of the Bankruptcy Code. A description of the possible impact of a Chapter 7 conversion upon distributions to creditors under the Plan is contained in the Disclosure Statement, including Article VII thereof, and is incorporated herein by reference.

      A more detailed description of the Company's business operations, significant events related to the bankruptcy cases of the Company and its United States operating subsidiaries, the terms and provisions of the Plan and the recovery analysis presenting estimated net assets available for distribution to general unsecured creditors, is contained in the Disclosure Statement (including Articles III and V thereof) and its exhibits and the Plan.

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

      From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the SEC in its rules, regulations and releases. We desire to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Fiscal 2001 Annual Report, including this Management's Discussion and Analysis of Results of Operations and Financial Condition, and other statements made in the Form 10-K and in other filings with the SEC, including the Disclosure Statement, together with certain exhibits thereto, and the Plan, each of which are filed as Exhibits to this Annual Report on Form 10-K and incorporated herein by reference.

      We caution readers that any such forward-looking statements made by us or on our behalf are based on our current expectations and beliefs but are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

- the accuracy of the financial forecasts used by the Company to project the distributions to be made to creditors of the Company pursuant to the Plan; and

- the ability of the LLC Manager to liquidate the assets of the Company transferred to VFI LLC, including claims identified in the Disclosure Statement against Pinnacle Foods Holding Corporation, PFC, Campbell Soup Company, the Company's lenders and others, settle the disputed claims of creditors of the Company, and administer the Plan in an efficient manner consistent with the projections and assumptions contained in the Disclosure Statement.

      The Company has no intention of or obligation to update forward-looking statements even if new information, future events or other circumstances make them incorrect or misleading.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company used or was permitted to use financial instruments, including fixed and variable rate debt, as well as swap, forward and option contracts, to finance its operations and to hedge interest rate and currency exposures. The swap, forward and option contracts were entered into for periods consistent with related underlying exposures and did not constitute positions independent of those exposures. We did not enter into contracts for speculative purposes, nor were we a party to any leveraged instrument. We terminated our only interest rate swap in November 2000.

      We relied primarily on bank and public bond market borrowings to meet our funding requirements. As discussed above, we repaid all outstanding principal and non-default interest amounts due under the senior credit facility, totaling $323.6 million. The bonds consisted of 10.25% senior subordinated notes with an aggregate principal amount of $200 million, maturing on July 1, 2009. As discussed in Item 1, the Company's filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code resulted in the deemed acceleration of its senior subordinated notes. The table below summarizes our market risk associated with our debt obligations.

                                          Year of
                                          Maturity
                                          --------
Debt (in thousands)                          2009      Total    Fair Value
                                          --------   --------   ----------
Fixed rate public debt at 10.25%          $200,000   $200,000      $ *

-----------
* As discussed in the Disclosure Statement, including Exhibit B thereto, distributions under the Plan to holders of Allowed Class 5 Claims, which would include holders of the Company's bonds, are projected to be approximately 25% of the amounts of such claims. The Company notes that such projected distributions have been calculated using certain assumptions and qualifications and are subject to certain risk factors discussed in the Disclosure Statement and are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS

      During April 2001 and May 2001, all businesses of the Company were sold. The Company filed the Disclosure Statement with the Bankruptcy Court which contains financial projections that may be used by creditors and other interest holders of the Company. The Company hereby incorporates by reference in their entirety the Disclosure Statement and certain exhibits thereto, and the Plan. The Disclosure Statement (including Articles III and V thereof) and its exhibits contain a detailed description of the Company's business operations, significant events related to the bankruptcy cases of the Company and its United States operating subsidiaries, the terms and provisions of the Plan and the recovery analysis presenting estimated net assets available for distribution to general unsecured creditors. The Company's management believes that the Disclosure Statement together with its exhibits contains substantially all of the information concerning the Company and its operations that is meaningful and useful to investors, and that a presentation of the financial statements would provide little or no benefit to investors due to (i) the impending liquidation of the Company and its subsidiaries and (ii) the fact that all of the Company's operations would be classified as discontinued operations for all periods required to be presented.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The Company has disclosed to the Bankruptcy Court the identity and affiliations of the proposed LLC Manager and Managing Board members. The proposed LLC Manager is Ben S. Branch, a professor of finance at the University of Massachusetts who has extensive experience as a managing trustee. The proposed Managing Board members are Noah Postyn, of Times Square Capital Management Inc., Nicholas Walsh, of Gramercy Capital Advisors LLC, and James Dorsch, of Nutra Brand Innovations, LLC. Prior to the effective date of the Plan, the Company's directors will continue to be Donald J. Keller, Robert T. Blakely, Morris A. Cohen, Tristram C. Colket, Jr., Lawrence C. Karlson and Shaun
F. O'Malley. The Company has also hired Goldin Associates LLC ("Goldin Associates"), a nationally recognized turnaround manager, to oversee the implementation of the financial restructuring of the Company. The Plan provides for the cancellation of all of the common stock and debt securities issued by the Company, the transfer of substantially all of its assets to a newly created limited liability company, the ultimate liquidation of all of such assets and the distribution of the proceeds resulting therefrom to the Company's creditors. The Disclosure Statement (including Articles III and V thereof and Exhibit B thereto) is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      As set forth in Item 1 of this Annual Report on Form 10-K, the Company currently has no employees. The Bankruptcy Court has previously approved the retention by the Company of Goldin Associates, which has been overseeing the implementation of the financial restructuring of the Company. The Bankruptcy Court has also previously approved the terms of the agreement between the Company and Goldin Associates regarding such retention.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The Plan provides for the cancellation of all of the common stock and debt securities issued by the Company, the transfer of substantially all of its assets to a newly created limited liability company, the ultimate liquidation of all of such assets and the distribution of the proceeds resulting therefrom to the

Company's creditors. The Disclosure Statement (including Articles III and V thereof and Exhibit B thereto) is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Plan provides for the cancellation of all of the common stock and debt securities issued by the Company, the transfer of substantially all of its assets to a newly created limited liability company, the ultimate liquidation of all of such assets and the distribution of the proceeds resulting therefrom to the Company's creditors. The Disclosure Statement (including Articles III and V thereof and Exhibit B thereto) is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      1. Financial Statements

            Vlasic Foods International Inc. See Part II, Item 8.

      2. Financial Statement Schedules

            None.

      3. Exhibits

            NO.   DESCRIPTION
            2.1   Asset Purchase Agreement, dated as of April 3, 2001, by and among Vlasic Foods International Inc., VF Brands, Inc.,
                  Aligar, Inc., Cargal, Inc., Vlasic Foods Distribution Company,
                  Vlasic Standards, Inc., Vlasic Foods Canada, Inc., Vlasic
                  International Brands, Inc., Vlasic International Sales Inc.
                  and HMTF Foods Acquisition Corp, was filed as Exhibit 2.1 to
                  Vlasic's Form 8-K dated April 9, 2001. Amendments Number 1, 2 and 3, respectively, to the Asset Purchase Agreement were
                  filed with the SEC as Exhibits 2.2, 2.3 and 2.4, respectively, of Vlasic's Form 8-K dated May 22, 2001, and are incorporated herein by reference.

            2.2   Stock Purchase Agreement entered into among Aligar, Inc. and
                  Cargal, Inc. and Swift Armour Holdings Co. on April 28, 1999, as amended on June 7, 1999. The Stock Purchase Agreement and the amendment thereto were filed with the Securities and Exchange Commission ("SEC") with Vlasic's Form 8-K dated May
                  24, 1999, and August 16, 1999, respectively, and are incorporated herein by reference.

            2.3   Stock Purchase Agreement entered into among Vlasic Foods
                  International Inc., Money's Foods (U.S.) Ltd. and Money's
                  Mushrooms Ltd. On December 17, 1999 was filed as Exhibit 2.1 to Vlasic's Form 8-K dated December 17, 1999, and is incorporated herein by reference.

            3.1 Vlasic's Amended and Restated Certificate of Incorporation, as amended through March 30, 1998, was filed as Exhibit 3.1 to Vlasic's Form 10 dated March 5, 1998, and is incorporated herein by reference.

            3.2   Vlasic's Amended and Restated By-Laws, effective June 27,
                  2000, were filed as Exhibit 3 (ii) to Vlasic's Form 10-Q for the quarter ended October 29, 2000 and are incorporated herein by reference.

            4.1   Indenture, dated as of June 29, 1999, between Vlasic Foods
                  International Inc. and the Bank of New York, as Trustee, and related Form of Certificate of Senior Subordinated Note were filed as Exhibit 4.1 and 4.2 respectively to Vlasic's Form S-4 filed August 18, 1999 and is incorporated herein by reference.

            4.2   Exchange and Registration Rights Agreement, dated as of June
                  29, 1999, among Vlasic Foods International Inc., Goldman Sachs
                  & Co., Chase Securities Inc., Lehman Brothers Inc. and J.P.
                  Morgan & Co., was filed as Exhibit 4.3 to Vlasic's Form S-4 filed August 18, 1999 and is incorporated herein by reference.

            9.1 Major Stockholders' Voting Trust Agreement dated June 2, 1990, as amended, was filed as Exhibit 9.1 to Vlasic's Form 10 dated
                  March 5, 1998, and is incorporated herein by reference.

            9.2 Amendment to the Major Stockholders' Voting Trust Agreement dated March 2, 2000, was filed as Exhibit G to the Form 13D filed by Dorrance H. Hamilton, Hope H. van Beuren, John A. van
                  Beuren and Charles H. Mott and dated March 2, 2000, and is incorporated herein by reference.

            10.1 Transition Services Agreement between Campbell Soup Company and Vlasic Foods International Inc., effective March 30, 1998, was filed as Exhibit 10.1 to Vlasic's Form 10 dated March 5,
                  1998, and is incorporated herein by reference.

            10.2  Tax Sharing and Indemnification Agreement between Campbell
                  Soup Company and Vlasic Foods International Inc., effective
                  March 30, 1998, was filed as Exhibit 10.5 to Vlasic's Form 10 dated March 5, 1998, and is incorporated herein by reference.

            21.1  Subsidiaries of Vlasic.

            99.1 Disclosure Statement with respect to Second Amended Joint Plan of Distribution, together with certain exhibits thereto, of VF
                  Brands, Inc. and Certain Affiliates dated September 24, 2001, filed in the United States Bankruptcy Court, Wilmington,
                  Delaware.

            99.2  Plan of Distribution of VF Brands, Inc. and Certain
                  Affiliates.

      (b) Reports on Form 8-K

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

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Date: November 13, 2001            VLASIC FOODS INTERNATIONAL INC.

                                         By: /s/ Joseph Adler
                                             __________________________________
                                                     Joseph Adler
                                               Vice President and Controller

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Date: November 13, 2001

      As set forth in further detail above, during the reporting period the Company sought protection from creditors pursuant to Chapter 11 of the U.S. Bankruptcy Code. Subsequently, all of the businesses of the Company were sold and the Company no longer has any operations. A Chapter 11 bankruptcy plan of distribution (the "Plan") was prepared by the Company and filed in the U.S. Bankruptcy Court, together with a disclosure statement ("Disclosure Statement") setting forth such information as required prior to solicitation of acceptance or rejection of a bankruptcy plan. The Company believes that the Plan will be approved shortly. The court-approved Disclosure Statement and its exhibits, including the Plan, which are attached to this report and incorporated by reference, contain a detailed description of the Company's business operations, significant events relating to the bankruptcy cases of the Company and its United States operating subsidiaries and the terms and provisions of the Plan. The Disclosure Statement makes clear that no distributions will be made to shareholders of the Company and includes a recovery analysis setting forth estimated net assets available for distribution to creditors. Management believes that the Disclosure Statement and the Plan contain the most relevant and appropriate information concerning the Company for use by creditors and investors. This Annual Report on Form 10-K is executed by the duly-designated officers of the Company that executed and oversaw preparation of the court-approved Disclosure Statement.


                                  By: /s/ Joseph Adler
                                     __________________________________________
                                                    Joseph Adler
                                      Principal Financial and Accounting Officer

                                  By: /s/ David Pauker
                                     __________________________________________
                                                    David Pauker
                                               Chief Executive Officer